Form 10KSB
period 2002-12-31
MCG DIVERSIFIED INC
filed 2003-03-31
CIK 1175636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transitional period from ___________to___________.

Commission file number: 333-90614

MCG DIVERSIFIED, INC.
(Name of small business issuer in its charter)
Florida	59-3217746
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
770 First Avenue North St. Petersburg, Florida	33701
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number (727) 898-5600

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities Registered Under Section 12(g) of the Exchange Act:

Common stock, $0.001 per share par value, no dividends, no preference, nonconvertable
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year. $14,560

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  There is no market value; the stock is not trading on any exchange.

Note: If determining whether a person is an affiliate will involve unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 20, 2003, the registrant has outstanding 168,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for the fiscal year ended December 24, 1990).

Traditional Small Business Disclosure Format (Check one): Yes   ; No X

References in this document to "us," "we," "the Corporation," or "the Company" refer to MCG Diversified, Inc.

PART I

Item 1.  Description of Business.

We were incorporated as MCG Diversified, Inc. on December 29, 1993, under the laws of the State of Florida. We amended our Articles of Incorporation on March 21, 2002 changing the par value of our stock (from $1.00 to $0.001) and the total authorized capital stock (50,000,000). Since inception, we have engaged in providing equipment and furniture leasing and have expanded into other business services as our business plan developed.

Currently, we offer professional business services, such as leasing office equipment and furniture, outsourcing administrative support and bookkeeping services, and providing small business development services, such as writing business plans and giving guidance in implementing those business plans, identifying and helping to solve business development problems, and generating marketing ideas.

Initially we pursued leasing office equipment and furniture and placed several leases for furniture and computer equipment shortly after commencing operations. During the course of operating the leasing business, we discovered that many of the companies that were seeking alternatives to satisfy their equipment and furniture needs were also seeking economical alternatives to satisfy their administrative and personnel needs. Accordingly, in 1994 we began to expand our revenue generating activities to include a variety of administrative support services.

By 1998 we were deriving all of our revenue from our administrative support services. Our continued pursuit of business drove us to seek to expand our customer base. We began to target a specific business market segment -- the accounting industry, and we identified a specific niche -- the outsourcing of low-level accounting work for Certified Public Accounting ("CPA") firms. Due to our ability to provide strong administrative services, we discovered we could offer additional services in the business development arena such as writing business plans and providing clients with guidance in implementing those business plans. We now offer our clients in-depth customized services, such as identifying and helping to solve business development problems, providing marketing ideas, and offering bookkeeping services. Thus, we have chosen to limit our target markets: the accounting industry for administrative support services and small to mid-size development stage companies for business development services.

Our Business

        (1) Principal Products or Services and Their Markets

We provide small companies with professional business services, such as accounting services, equipment and furniture leasing services, administrative support services, and also business development services. The professional business services we offer are those services that are generally not the mission of the small business client but are necessary to run an effective small business. The accounting services we offer include daily bookkeeping services and low-level accounting services. We offer leases for computer equipment, desks, chairs, tables, and other office necessities. The specific type of office equipment or furniture to be leased is selected from the hundreds of choices available from the many office equipment and furniture vendors in the area. We then assist in the preparation of the necessary lease documents required of the vendor. Delivery of the furniture and equipment is made directly to the client upon approval of the lease terms. The administrative support services we provide include:

(a) Electronic Data Processing (EDP) Services

(b) Payroll Processing Services

(c) Property Management Services

(d) Check Writing Services

(e) Personnel Scheduling

(f) Maintenance Scheduling

(g) Messenger Services

Table 1.0 provides the historical picture of revenue generated from these services.

Table 1.0

Professional Services(1)	Hourly Billing Rate	Revenue Year Ending
		12/31/00	12/31/01	12/31/02
Administrative Support(2)	$50/hour	$8,000.00	$10,400.00	$11,260.00
Property Management(3)	$50/hour	$0.00	$3,900.00	$3,300.00
Total		$8,000.00	$14,300.00	$14,560.00

(1) Services are bundled for billing purposes; in other words, each service is not billed individually, but rather offered as a bundle of services and billed as a package, such as Administrative Support.

(2) These services include, among others, payroll processing, check writing, scheduling, courier services, filing.

(3) These services include, among others, procuring supplies, paying bills, handling sales tax filings, filing, maintaining books.

The business development services we offer include writing business plans, assisting in business plan implementation, developing marketing ideas, among others. Clients are led through a thorough process that gives the client's management team an opportunity to not only describe what is currently done within the company, but to develop the company's mission and focus. Because we cater to smaller businesses, we are able to provide in-depth, customized services.

We provide small businesses with tailored, professionally written business plans. We also provide guidance and suggestions to businesses thereby allowing their management team to focus on the goals of their particular business, both present and future. Through the process of developing a business plan, we assist our clients in evaluating their options and in choosing a course of action. We also help our clients in implementing their business plan. We believe a well-written business plan (a) helps clients to clarify, focus and research their business development and prospects; (b) provides a considered and logical three-to-five year framework to develop and pursue business strategies; and (c) offers a benchmark against which actual performance can be measured and evaluated.

We believe that each business is unique, and, therefore, each requires a tailored business plan to achieve desired results. We believe that a structured, well-written business plan can provide a business with valuable focus. We begin most business plans with a conservative, time-tested structure, then customize the final product to suit the individual client's business and goals. We strive to make each business plan a realistic account of the expectations and long-term objectives of the particular client, whether the client is an established business or a new venture.

We also provide ongoing business development consulting services. Because we believe that a sound business plan is merely the first step to achieving a company's goals, we try to facilitate and foster the implementation of the ideas that are generated during the writing of the business plan. We believe that our clients benefit from an "outside view" of their operations. This perspective, we believe, provides them with an unbiased opinion about their business and how they can change existing structures to improve their overall efficiency and bottom line. We strive to evaluate our clients' strengths and weaknesses, while assisting in targeting key areas for operational improvements or changing overall strategy to accommodate particular business objectives. As small businesses are challenged to remain competitive in a marketplace characterized by large, well capitalized competitors, we believe our services will become increasingly important. We believe that through our focused guidance, a smaller company can compete with its larger competitors.

The following is a partial list of topics that we address upon request:

(a) Equipment and Furniture Needs

(b) Personnel and Administrative Needs

(c) Low-Level Accounting Needs

(d) Company Mission and Goals

(e) Short and Long-Term Strategic Planning

We also found that there are small companies which do not want to be bothered with the responsibility of maintaining their own books because they do not have the staff or the desire to hire the staff to perform the work. Thus, we also offer our clients daily bookkeeping services, if needed. We believe that this allows professionals to concentrate on what they do best without worrying whether they have made the correct accounting entries.

        (2) Distribution Methods of the Services

The primary delivery of products and services is through a regional location in St. Petersburg, Florida. Convenient to the Tampa Bay business market, the professional business administrative and development services will be marketed through specific business advertising and strong business to business sales. As a direct result of the strong networking by the President, Marguerite Godels, business leads to larger local CPA firms, regional CPA firms, and the Big 5 accounting firms will be a primary avenue to generate business. Ms. Godels is the spouse of a Certified Public Accountant who has been practicing in Tampa Bay for over twenty-one (21) years. Through her husband, she has had the opportunity to meet many accounting and business professionals and has developed a relationship throughout Tampa Bay with many of these same people. Ms. Godels currently provides the necessary labor for all the services offered. Since we are in the development stage, the demand on her time is minimal. We plan to utilize employee leasing companies, where possible, to avoid the heavy burden for full-time staff manpower.

We anticipate that we will not provide services to out-of-state clients until, and unless, we are able to expand our operations.

        (3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. Instead, we have chosen to refine the services that fall within our capability. While the Internet has provided a new tool for advertising and customer interface, there has been no significant change in services we provide.

        (4) Our Competition

In order to compete effectively in the professional business administrative and development industries, a company must provide a wide range of quality services and products at a reasonable cost. The administrative services market, as a whole, is characterized by intense competition with a large number of companies offering or seeking to develop services and products that will compete with those that we offer. It is our belief, based upon our experience, that the failure rate of small businesses indicates that far too many entrepreneurs begin operations prior to having the skills and knowledge necessary for the day-to-day business operations. As a result, we developed our individualized approach to offering business development services targeting the small business strategic area. Business consulting firms have also responded to small business needs and are formulating and implementing new strategies, including developing ancillary products and services as well as engaging in target marketing programs.

Our ability to provide subjective, personalized assistance, as well as objective assistance takes our services beyond competitors and their offerings. Not only do we provide guidance, we can provide any needed services. The small business owner often has minimal knowledge regarding preparation and implementation of business plans, marketing and sales initiatives, and the necessary administrative services and, we believe, often needs a more personal, hands-on approach.

It is our opinion that we fill a unique niche by providing our services to small and medium development stage companies whereas most of our competitors provide similar services to large companies. Our competition includes both localized business consultants and accounting firms that provide business consulting services, such as Eide Bailly, Brady Martz & Associates. The small, localized business consulting services primarily operate within their own geographic confines and do not directly compete with us in the geographic area within which we currently operate. We believe we compete favorably with the accounting firms that provide services similar to ours because those firms still focus on providing accounting services, not the ancillary business consulting services. Our focus is the latter - the business consulting services.

Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for business consulting activities. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

Our competitors have methods of operation that have been proven over time to be successful. Their ability to operate at a profit with experienced management places us at a disadvantage. Our methods of operation have not been proven to be successful.

        (5) Sources and Availability of Raw Materials

We provide services and, as a result, we have no issues with raw materials and the dependence on any specific suppliers. Our only potential dependence would be on personnel. The availability of personnel with the education and experience we need does not seem to be critical at this time. As a result of the downturn in the economy and recent layoffs from accounting firms, the quality of the pool from which we draw our workforce is quite good. The relationships we developed with accounting firms and small businesses have resulted in a steady number of qualified applicants being referred to us. This has made any active recruiting of personnel unnecessary.

The finished goods necessary to offer office equipment and furniture leasing include computer systems and other office equipment and furniture. However, there are hundreds of suppliers of such equipment and furniture. Therefore, we do not see a critical dependence on any supplier(s) that could adversely effect our operations.

        (6) Dependence on Limited Customers

We currently rely on three major customers (each providing at least 10% of our revenue); however, we expect to increase our client base once our business plan is implemented. While our target markets, small businesses and the accounting industry, are limited in the sense that they are not unlimited, we do not have to rely on just a few major customers for business. There are over 200 potential customers in the Tampa Bay area. Our ability to provide services to this many customers will be possible in the future only if we raise additional capital. For purposes of disclosure, is should be noted that our President, Marguerite Godels, is also the President of one of our major customers discussed above, Avalon Development, Inc.

        (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

(a) these agreements will not be breached;

(b) we would have adequate remedies for any breach; or

(c) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

        (8) Need for Government Approval of Principal Products or Services

None of the services we offer require government approval.

        (9) Government Regulation

As a business services supplier, we are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our administrative and consulting activities are subject to local business licensing requirements.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

        (10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on website development.

        (11) Cost and Effects of Compliance with Environmental Laws

As a business services supplier, we are not subject to any federal, state or local environmental laws.

        (12) Our Employees

As of December 31, 2002, we had one full time employee, Ms. Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. Ms. Godels currently provides the strategic direction and the necessary labor to support the operation.

We currently have no key employees, other than Marguerite Godels our President/Director and Laura L. Larsen our Secretary. Neither Ms. Godels nor Ms. Larsen is receiving pay or other stock benefits for her performance. There are also no key consulting contracts with any individuals or companies at this time.

Where possible, we plan to utilize employee leasing companies in the future to avoid the heavy burden for full-time staff manpower. This will allow us to shift the burden of payroll taxes and workers compensation insurance to the employee leasing company. A local employee leasing firm has indicated that as a result of the fallout from the Enron debacle, there is a high quality market of individuals with accounting and business services background from which we will be able draw sufficient talent to provide our services. We have had many potential candidates applying for employment as a direct result of referrals from accounting firms.

By utilizing an employee leasing company we can target specific types of employees with which we intend to augment our staff. Talent such as Business Consultant/Coach, Business Writer, Financial/Accounting Technician, and Marketing Representatives can be supplied through a leasing company. We do not believe that there is a critical need for a specific type of candidate we would use in our business. By contracting for services as we need them for a particular job, we can reduce labor costs.

Item 2.  Description of property.

Our present offices are located in downtown St. Petersburg, Florida, on a major east/west artery. They are housed in a free-standing building owned by Avalon Development Enterprises, Inc. Ms. Godels is the President of this company also. Our location gives us the ability to serve the larger local CPA firms, regional CPA firms, and the Big 5 accounting firms in St. Petersburg as well as Tampa. The building is a class A building that we believe provides the appropriate corporate image for our client base.

Item 3.  Legal Proceedings.

There are no current or pending legal proceedings against the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters that were submitted to security holders during the fourth quarter of 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  Items 201 and 701 of Regulation S-B

Our common stock is not quoted or traded on any quotation medium at this time. We intend to apply to have our common stock included for quotation on the NASD OTC Bulletin Board. There can be no assurance that an active trading market for our stock will develop. If our stock is included for quotation on the NASD OTC Bulletin Board, price quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

There are 168,000 shares of common stock that could be sold by the selling shareholders according to Rule 144 that we have agreed to register. A brief description of Rule 144 follows:

Rule 144 can only be used with respect to securities of companies which are reporting companies or securities of companies which make appropriate disclosure information generally available to market makers and shareholders. Shares to be sold must generally be held for a period of at least one (1) year for non-affiliates and two years (2) for affiliates. The definition of an "Affiliate" is critical to the operation of Rule 144. An affiliate is a person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control of the issuer. This rule provides for restrictions on the amount of securities that can be sold by an affiliate during a given period of time.

Cash dividends have been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements which restricts our ability to pay cash dividends.

We have eighteen (18) stockholders of record of our common stock as of December 31, 2002.

On January 1, 2001 the following individuals were issued shares from treasury for additional paid-in-capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to personal business acquaintances of the President, Marguerite Godels. Each individual had specific knowledge of the Company's operation that was given to them personally by the President, Marguerite Godels. Each individual is considered educated and informed concerning small investments, such as the $4.00 investment in our company.

Table 2.0
Name of Stockholder	Shares Received	Consideration
Jay D. Solomon, P.A.	4	$4.00 Cash
Laura L. Larsen	4	$4.00 Cash
Larry D. Larsen	4	$4.00 Cash
John H. Adams	4	$4.00 Cash
Laura B. Adams	4	$4.00 Cash
Brian Bell	4	$4.00 Cash
Michael Spinelli	4	$4.00 Cash
Roger Spinelli	4	$4.00 Cash
Edith G. Spinelli	4	$4.00 Cash
Charles P. Godels, P.A.	4	$4.00 Cash
Dale Salmon	4	$4.00 Cash
Jodi Myers	4	$4.00 Cash

Additionally, on February 1, 2001 shares were issued from treasury for additional paid-in capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to personal business acquaintances of the President, Marguerite Godels. Each individual had specific knowledge of the Company's operation that was given to them personally by the President, Marguerite Godels. Each individual is considered educated and informed concerning small investments, such as the $4.00 investment in our company.

Table 3.0
Name of Stockholder	Shares Received	Consideration
Staci Earl	4	$4.00 Cash
Jeff & Karen Mestler	4	$4.00 Cash
Monica Munoz	4	$4.00 Cash
Michael & Diane Jones	4	$4.00 Cash
Christine Foley	4	$4.00 Cash

(b)  Item 701(f) of Regulation S-B

As our common stock is not quoted or traded on any quotation medium at this time, no stock has been sold.  Thus, there are no proceeds on which to report.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following plan of operation, management's discussion and analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Plan of Operation

        (1)  General

We currently derive all of our revenues and income pursuant to MCG Diversified, Inc.'s operations, which are located in the Tampa Bay area of Florida. We do not anticipate revenues from our operations to increase significantly until the fiscal year ending December 31, 2003. If for any reason (or for no reason) our operations do not continue to grow, or business is less than anticipated, such result would have a material adverse effect on us.

We are currently seeking to attract a Chief Executive Officer ("CEO") with experience in the administrative support services industry. It is this strategic experience that we believe will allow us to fully develop our business. By using an individual with prior administrative support services experience we hope to develop a stronger client base. At present, we have not identified any individuals with the requisite background in the administrative support services industry that would be available. We are expanding our search to related industries such as service companies in retail packing and shipping and multiple outlet retail sales such as national clothing outlets.

Presently, the cash necessary to support our business plan implementation is being supplied by the operations. However, this is only enough to sustain the business in its current manner and is not sufficient for the full implementation of the business plan, specifically, expanding the business development/consulting services. We believe that further cash will be needed to expand operations. We could need to raise as much as $400,000.00 to support expansion operations over the next twelve months. (Please see the Use of Proceeds section above for a detailed use of funds.)

Management has not determined the exact extent of business opportunity in the Tampa Bay area due to the lack of financial information procurable from our competitors. Our business did not increase in the year 2002 due to our inability to move forward while our Form SB-2 Registration Statement was being reviewed by the U.S. Securities Exchange Commission. Any unforeseen events such as happened on September 11, 2001 could also adversely affect our business. The cost of equipment, technology, and labor could increase and directly affect our ability to be profitable. Tampa Bay is an area highly dependent on tourism, an industry experiencing a down turn after September 11, 2001. In our efforts to stay abreast of our changing business climate, we subscribe to publications that are general to the business climate in Tampa Bay as well as industry specific publications.

        (2)  Our Business

Presently our President, Marguerite Godels, provides the necessary services to our clients. She has been actively developing her skills since inception to provide leadership for employees that will be hired when we have the necessary capital. The services we provide, professional business services, such as accounting services, equipment and furniture leasing services, and administrative support services, and business development services have been provided on a limited basis due to the development of the business plan as well as the lack of capital.

We hope to establish new headquarters by June of 2003. We then plan to expand our services to other cities in Florida in the fourth quarter of 2003 or the first quarter of 2004. We believe it is critical to have a presence in the major Florida cities so that we can work effectively with local banks and lending institutions, as well as provide quality service to clients in those locations. We anticipate that physical staffing in these locations would not occur until third-quarter 2004 at which time we would staff each satellite location with individuals experienced in marketing, consulting, accounting, business operations and computers. We also intend to staff those locations with a clerical assistant.

We anticipate that the funds from our offering that was registered with the Securities Exchange Commission and effective in December 2002, assuming that we sell all the offered shares, will provide us sufficient capital for the next twelve months. If we need to raise additional funds, we will either through subsequent offerings of our shares or through other financing arrangements, finance such as borrowings.

We compete with traditional "brick and mortar" providers of professional business services. Once our website is operational, however, we will also compete with other Internet-based companies and businesses that have developed and are in the process of developing competing websites. Our website will be developed by a local web design firm and designed to target the small business owner, specifically addressing their needs as they relate to the outsourcing of staff functions, bookkeeping, marketing and sales. We intend to have a user-friendly website which provides prospective clients with a complete listing of our available services and pages dedicated to relevant topics of interest to small businesses. Our services target the entrepreneur who has yet to start his/her business and needs assistance in preparing a business plan as well as the necessary financials or pro formas. Our website will allow current and potential clients to ask our "Business Consultant" introductory questions via e-mail. We believe that interchange will allow us to tailor our services to each particular client. For those potential clients who have needs that we cannot fulfill, we will refer them to other companies to further entrench us in the business community in Tampa Bay. We do believe that our website will be fully operational within thirty days after securing funds from either our offering or financing activities. Assuming our proposed website becomes operational, we expect to next focus on expanding the scope of our Internet presence. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct such registration.

                (i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to implement our business plan so we can establish new corporate headquarters, hire additional staff, and expand our services to other areas of Florida. Specifically, we plan on expanding our services into Miami, Florida in or around fourth quarter 2003. We also plan to offer our services in Orlando, Florida in or around first quarter 2004. We would operate from the one physical facility in St. Petersburg and travel to the new service areas. We will use the funds raised in our offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, none of our officers or directors have specifically agreed to pay our expenses should we need such assistance.

The only agreements of any kind are the monthly agreements for our office space and an agreement with Avalon Development Enterprises for property management services at a rate of $300.00 per month. This is not the only revenue generated by us. This transaction has been constructed as an arms length transaction based on fair market value of these services in the Tampa Bay area.

The implementation of our full business plan is estimated to take approximately 12-18 months. Once we are able to secure funding, implementation will begin immediately. We anticipate 30 days to be in a stage of operational activity to gain additional clients. The major parts of the business plan that will be immediately implemented will be the sales and marketing as well as office equipment and human resource procurement.

                (ii) Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities, other than the development of our proposed website and looking into a possible new industry to target for offering our services. However, we do plan to market ourselves aggressively.

                            (a) Marketing Plan

Our current marketing plan involves positioning ourselves as a business services company targeting both the accounting industry, the Big 5 accounting firms in particular, and small businesses. We intend to retain the services of a public relations company for the development of our brochures, advertising sheets, and public relations.

The extensive advertising needed to produce a major increase in potential business will not be done during the next twelve months. We will use a softer approach and target advertising to grow the business in a controlled way. This will allow us to determine human resource needs and ensure we do not overstaff too early thereby avoiding high labor and benefits costs.

We will utilize a direct marketing person to contact companies to solicit business. Ms. Godels' personal contacts within the accounting industry, we believe, will assist our marketing person in gaining entry to decision makers.

Our target markets and marketing strategy will be fully developed. We will primarily market our services to accounting firms and small and mid-size businesses, which we believe can benefit from our knowledge of the day-to-day requirements of operating a business. Our marketing initiatives will include:

(a) utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;

(b) links to industry focused websites;

(c) advertising by television, radio, banners, affiliated marketing and direct mail

(d) presence at industry trade shows; and

(e) promoting our services and attracting businesses through our proposed website.

                            (b) Sales Strategies

- Power Point Presentation. We plan to create a flexible Power Point presentation that our marketing department will use to deliver a professional sales presentation specifically tailored to the needs of our target markets. The presentation will have a core section that is generic to all customer segments as well as specific customer segment modules allowing modification of the presentation for the appropriate audience. Additionally, this Power Point presentation will be the basis for brochures and print advertising layout to ensure we have a consistent look through out all our marketing communications.

- Capability Brochures. We expect to create a capability brochure featuring our family of services and products. This will be a high quality brochure with extensive detail.

- Public Relations and Advertising. We plan to implement a campaign to obtain media coverage by publishing persuasive news articles and feature stories that increase the awareness of the business services and further the acceptance of our products, services and technologies as the solution to targeted customer segments.

                            (c) Other Markets

During our eight years of developing our business plan and our small operations we have uncovered another potential target market in addition to the accounting industry: the travel/leisure industry. The entry into the travel/leisure industry appears to be easy and there is a large percentage of these business that are the traditional "mom and pop" operations that likely need assistance with administrative services as well as business planning.

                (iii) Any expected purchase or sale of plant and significant equipment?

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring five additional employees over the next 12 months. Accordingly, we are hoping to move to a new, larger location in 2003, however, no locations have been identified at this time, and such move depends upon our securing sufficient capital.

                (iv) Employees

As of December 31, 2002 we had one full time employee, Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence in the Tampa Bay area of Florida, and into nearby regions. We anticipate achieving growth by leasing additional staff through an employee leasing company, installing computers, and launching a professionally designed website to attract new clients. We plan to lease or hire individuals with the following strengths:

- Business Consultant/Coach: This position will be critical to our expansion. We will seek an individual with experience in business start-ups and turnarounds. We will look for an individual who has experience in consulting and coaching.

- Business Writer: This individual will be experienced in writing business plans, proposals, and other types of business writing, and will coordinate and publish a monthly newsletter for our clients.

- Financial/Accounting Technician: This individual will have experience in accounting and business operations, and provide bookkeeping and record keeping services to clients.

- Marketing Representative: This position requires an individual experienced in marketing to small businesses, writing proposals, and developing and implementing ongoing marketing ideas. This position will be a liaison between us and those institutions which traditionally assist small businesses, such as: banks, legal offices and government agencies.

- Clerical Assistant: This individual will perform all daily office tasks including, but not limited to, computer input and bookkeeping.

- Computer Assistant: This individual will have web design experience, a working knowledge of computer networks, as well as work with an outside web design firm to establish our proposed website. We believe that our proposed website will be an important tool to expand our area of operations and client base.

Results of Operations

        (1)  General

During the year ended December 31, 2002, our assets consisted of our cash and receivables and our revenues were generated from services sold to businesses at large. The following table shows our revenues, expenditures and net income for the years from 1994-2002.

Table 4.0  Revenues, Expenses, and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME
1994	$ 6,551.00	$ 1,200.00	$ 5,351.00
1995	$ 22,856.00	$ 8,328.00	$ 14,528.00
1996	$ 19,004.00	$ 2,217.00	$ 16,787.00
1997	$ 21,320.00	$ 754.00	$ 20,566.00
1998	$ 8,000.00	$ 5,452.00	$ 2,548.00
1999	$ 8,000.00	$ 2,432.00	$ 5,568.00
2000	$ 8,000.00	$ 39,375.00	($31,375.00)
2001	$ 14,000.00	$ 42,088.87	($28,316.87)
2002	$14,560.00	$46,402.80	($31,842.80)

It should be noted, a portion of the revenue generated from 2001 through 2002 was generated from a property management agreement with Avalon Development Enterprises, Inc. ("Avalon"). Our president, Marguerite Godels is a 50% shareholder in Avalon and provides the services required under the agreement to Avalon. This transaction was structured at arms length and the rates charged were and continue to be at fair market value. Mr. Charles Godels is a stockholder in Avalon Development Enterprises, Inc.

Although we are seeking to expand services to areas outside of the Tampa Bay area market, the uncertain economy could have a material adverse effect on such plans. While we have seen limited improvement in the Tampa Bay business economy, we cannot be assured that continued recovery will occur.

        (2)  Results of Operations For the Period Ended December 31, 2002

During the year ended December 31, 2002, we had revenues of approximately $14,560.00. Approximately 20% of this revenue was derived from a related entity, Avalon Development Enterprises, Inc. Our President, Marguerite Godels is also the President of this company and she is a fifty percent (50%) shareholder in Avalon as well as owning fifty-nine percent (59%) of our stock.

We utilized $424.59 of cash flow for operating activities. We had a $31,842.80 net loss including $30,791.79 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

We did not have any cash flows from investing activities for the year ended December 31, 2002, but did have utilization of cash flow of $100.00 from financing activities resulting from repayment of shareholder loans.

The result of the above activity was a net cash decrease of $524.59 for the year ended December 31, 2002, which when deducted from $872.00 of cash and cash equivalents at the beginning of the period, resulted in $347.41 of cash and cash equivalents at the end of the period.

We do not foresee any circumstances or events that will have an adverse impact on our operations. We do anticipate an increase in our business based on our current business plan and the activities of our officers and directors. Thus, we expect to satisfy our current cash requirements indefinitely. However, we will need additional cash to implement the expansion strategy contained in our business plan, which includes expanding the business development/consulting services.

        (3)  Results of Operations Ended December 31, 2001

During the year ending December 31, 2001, we had revenues of approximately $14,000.00, and our costs associated with generating revenues was approximately $42,088.87. After a loss on disposition of equipment and income taxes, this resulted in a net loss of approximately $28,088.87. Approximately 27% of this revenue was derived from a related entity, Avalon Development Enterprises, Inc. Our President, Marguerite Godels is also the President of this company and she is a fifty percent (50%) shareholder in Avalon as well as owning fifty-nine percent (59%) of our stock.

Furthermore, during the year ended December 31, 2001, we generated $704.00 of cash flow from operating activities. We had a $28,316.87 net loss including the recognition of $197.00 of noncash losses on disposition of fixed assets along with $28,492.80 of noncash expense in executive compensation which was foregone and recognized as contributed capital. We also had an increase of $331.00 in liabilities (expenses incurred but not paid as of the December 31, 2001 year end) consisting of customer deposits of $300.00 and income taxes payable of $31.00. Since these amounts were deducted in determining net income but did not utilize cash funds (as they were unpaid liabilities at year end), they are added back to net income (just as the above noncash loss on fixed assets) in determining cash flows from operating activities.

We also received $68.00 for the issuance of additional shares of its common stock as a financing activity.

The result of the above operating and financing activities was net cash flow of $772.00 for the year ended December 31, 2001, which when added to $100.00 of cash and cash equivalents at the beginning of the year, resulted in $872.00 of cash and cash equivalents at the end of the year.

        (4)  Results of Operations Ended December 31, 2000

During the year ended December 31, 2000 MCG Diversified, Inc. generated $8,000.00 of revenue from operating activities. We had a negative net income of $31,375.00 including the recognition of $36,000.00 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

We also distributed $4,625.00 of dividends to Marguerite Godels, its shareholder as a financing activity.

The result of the above operating and financing activities was net cash flow of $0.00 for the year ended December 31, 2000.

Liquidity & Capital Resources

During the year ended December 31, 2002 we had a decrease in cash flow of $524.59 for operating activities and we had a net loss of $30,791.79. We had no cash flows from investing activities or financing activities for the year ending December 31, 2002.

The result of the foregoing activities was a net cash decrease of $526.94 for the eight months ending August 31, 2002, which when deducted from the $872.00 of cash and cash equivalents at the beginning of the period, results in $345.06 of cash and cash equivalents at the end of the period.

As of December 31, 2001, we generated $704.00 of cash flow from operating activities. We had a $28,088.87 net loss including the recognition of $197.00 of noncash losses on the disposition of fixed assets. There was an increase in liabilities of $331.00 (expenses incurred but not paid as of December 31, 2001) consisting of customer deposits of $300.00 and income taxes payable of $31.00. Since these amounts were deducted in determining net income but did not utilize cash funds (they were unpaid liabilities at year end), they are added back to net income in determining cash flows from operating activities.

During the year 2001, we received $68.00 for the issuance of additional shares of common stock as a financing activity.

The result of the operating and financing activities was a net cash flow of $772.00 for the year ended December 31, 2001, which when added to the $100.00 of cash and cash equivalents at the beginning of the year results is $872.00 of cash and cash equivalents at the end of the year 2001.

For the year ended December 31, 2000 we generated $4,625.00 of cash flow from operating activities. We had a negative net income of $31,375.00 including the recognition of $36,000.00 of noncash expense in executive compensation which was foregone and recognized as contributed capital. We distributed $4,625.00 in dividends to our President, Marguerite Godels resulting in a net cash flow of $0.00 for the year ended December 31, 2000.

We believe that the minimal net cash increase for the years 2000 and 2001 and the minimal net decrease in cash for the year ended December 31, 2002 will not be sufficient to sustain expanded operations and additional funds will be needed to support future business operations when we expand. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

It is our belief that our cash flow is only sufficient to sustain our current level of minimal operations. While operations could be sustained for a long time (over twelve months), there would be minimal to be distributed for the efforts of the officers and directors. To begin expansion, funds will need to be brought into the company to permit us to move forward with our expansion. Without these funds, management believes it cannot sustain expanding operations.

Item 7.  Financial Statements.

FINANCIAL STATEMENTS

CONTENTS
Report of Randall N. Drake, C.P.A., Independent Auditor, as of December 31, 2002	F-2

Balance Sheet, December 31, 2002	F-3

Income Statement, for the Year Ended December 31, 2002	F-4

Statement of Cash Flows, for the Year Ended December 31, 2002	F-5

Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2002	F-6

Notes to the Financial Statements, December 31, 2002	F-7

Report of Randall N. Drake, C.P.A., Independent Auditors, as of December 31, 2001	F-8

Balance Sheet, December 31, 2001	F-9

Income Statement, for the Year Ended December 31, 2001	F-10

Statement of Cash Flows, for the Year Ended December 31, 2001	F-11

Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2001	F-12

Notes to the Financial Statements, December 31, 2001	F-13

Report of Randall N. Drake, C.P.A., Independent Auditors, as of December 31, 2000	F-14

Balance Sheet, December 31, 2000	F-15

Income Statement, for the Year Ended December 31, 2000	F-16

Statement of Cash Flows, for the Year Ended December 31, 2000	F-17

Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2000	F-18

Notes to the Financial Statements, December 31, 2000	F-19

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

____________________________________________________________

Independent Auditor's Report

To the Board of Directors and Stockholders of

MCG Diversified, Inc.

I have audited the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of December 31, 2002, and the related statements of income, changes in stockholders' equity, and cash flows and for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2002. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCG Diversified, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

/S/RANDALL N. DRAKE, C.P.A.
Randall N. Drake, C.P.A.

March 20, 2003

________________________________________________________________________

Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2002

ASSETS
Current Assets:
Cash & Cash Equivalents	$347.41
Accounts Receivable	587.58
934.99

TOTAL ASSETS	$934.99

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$750.00

TOTAL LIABILITIES	750.00

Stockholder's Equity:
Common Stock, $.001 par value, 50,000,000 shares
authorized, 168,000 shares issued & outstanding	168.00
Contributed Capital	95,284.66
Retained Earnings	(95,267.67)
184.99

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$934.99

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Operations
For the Year Ended December 31, 2002

Revenues	$14,560.00

Operating Expenses:
Bank/Brokerage Fees	725.42
Executive Compensation	36,000.00
Meals & Entertainment	189.61
Professional Fees	2,750.00
Rent	3,600.00
Supplies	1,379.78
Taxes & Licenses	150.00
Telephone	531.59
Travel	1,076.40
46,402.80
.

Net Income (Loss)	$(31,842.80)

Cumulative Revenue From Inception	$122,291.00

Cumulative Expenses From Inception	$148,229.67

Earnings (loss) per common share:
Net income (loss) per share	$(0.25)

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended December 31, 2002
		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	$(31,842.80)	($26,166.67)
Depreciation	$0.00	12,964.00
Loss on Fixed Assets Disposition		197.00
Contributed Noncash Executive Compensation	30,791.79	95,284.66
(Increase) Decrease in:
Accounts Receivable	(587.58)	(587.58)
Deposits	795.00
Increase (Decrease) in:
Income Taxes Payable	(31.00)
Accrued Expenses	750.00	750.00
Customer Deposits	(300.00)	.
	(424.59)	82,441.41

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	0.00	(69,101.00)
Shareholder Loans	(100.00)
Issuance of Common Stock	.	168.00
	(100.00)	(68,933.00)

NET CASH INCREASE (DECREASE) FOR THE YEAR	(524.59)	347.41

BEGINNING CASH	872.00	0.00

ENDING CASH	$347.41	$347.41

SUPPLEMENTAL DISCLOSURE:
Noncash Investing & Financing Activities
Decrease in Fixed Assets - Dispositions	$3,000.00	$13,161.00
Decrease in Accumulated Depreciation -
Fixed Asset Dispositions	$3,000.00	$12,964.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity
For the Year Ended December 31, 2002

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2002	168	$168.00	$64,492.87	($63,424.87)	$1,236.00

Net Income (Loss)				(31,842.80)	(31,842.80)

Contributed Capital			30,791.79		30,791.79

Balances at December 31, 2002	168	$168.00	$95,284.66	($95,267.67)	$184.99

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated December 29, 1993 in the State of Florida. The Company is in the business of providing EDP processing, administrative support services, property management products and services, and business development services such as writing business plans and providing business development solution services. The Company is considered to be a development stage company as defined by FAS-7.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue by providing a variety of administrative support, EDP processing, payroll, and property management services. The Company provides these services and bills for them on a monthly basis. The Company recognizes its revenue when its monthly services are completed and its customers are billed.

NOTE C - RENT

The Company sublets its principal business location at 770 First Avenue North, St. Petersburg, Florida on a month-to-month basis from a customer that has a common stockholder with the Company. The monthly rent of $300.00 is fair market value for the space and usage being provided.

NOTE D - RELATED PARTY TRANSACTIONS

As a development stage company, the Company currently derives all of its revenue from related entities in which the Company and the related entities have common stockholders. The services being provided by the Company are charged at prevailing arm's length market rates.

NOTE E - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($.25) were calculated based on a net loss numerator of ($31,842.80) divided by a denominator of 128,916 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during the year ended December 31, 2002:

January 1, 2002	168 common shares outstanding
March 27, 2002	168,000 common shares issued 1,000:1 forward split )

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

____________________________________________________________

Independent Auditor's Report

To the Board of Directors and Stockholders of

MCG Diversified, Inc.

I have audited the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of December 31, 2001, and the related statements of income, changes in stockholders' equity, and cash flows and for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2001. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCG Diversified, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

/s/ RANDALL N. DRAKE
RANDALL N. DRAKE, C.P.A.
October 26, 2002

________________________________________________________________

Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2001

ASSETS
Current Assets:
Cash & Cash Equivalents	$872.00
872.00

Fixed Assets:
Furniture & Equipment	3,000.00
Less: Accumulated Depreciation	(3,000.00)
0.00

Other Assets:
Deposits - NOTE F	795.00
795.00

TOTAL ASSETS	$1,667.00

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Due to/from Shareholder	$100.00
Customer Deposits	300.00
Income Taxes Payable	31.00
431.00

Stockholder's Equity:
Common Stock, $1.00 par value, 1,000 shares
authorized, 168 shares issued & outstanding	168.00
Contributed Capital	64,492.87
Retained Earnings	(63,424.87)
1,236.00

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,667.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Income Statement
For the Year Ended December 31, 2001

Revenues	$14,000.00

Operating Expenses:
Executive Compensation	36,000.00
Meals & Entertainment	101.08
Rent	3,600.00
Supplies	1,352.79
Travel	1,035.00
42,088.87

Income From Operations	(28,088.87)

Loss - Fixed Assets Disposition	(197.00)

Income Before Provision for Income Taxes	(28,285.87)

Provision for Income Taxes	(31.00)

Net Income	($28,316.87)

Cumulative Revenue From Inception	$107,731.00

Cumulative Expenses From Inception	$101,826.87

Earnings per common share:
Net income (loss) per share	($168.55)

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended December 31, 2001
		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	($28,316.87)	$5,676.13
Depreciation	$0.00	12,964.00
Loss on Fixed Assets Disposition	197.00	197.00
Contributed Noncash Executive Compensation	28,492.87	64,492.87
(Increase) Decrease in:
Deposits	0.00	(795.00)
Increase (Decrease) in:
Customer Deposits	300.00	300.00
Income Taxes Payable	31.00	31.00
	704.00	82,866.00

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	0.00	(69,101.00)
Shareholder Loans	0.00	100.00
Issuance of Common Stock	68.00	168.00
	68.00	(68,833.00)

NET CASH INCREASE (DECREASE) FOR THE YEAR	772.00	872.00

BEGINNING CASH	100.00	0.00

ENDING CASH	$872.00	$872.00

SUPPLEMENTAL DISCLOSURE:
Noncash Investing & Financing Activities
Decrease in Fixed Assets - Dispositions	$10,161.00	$10,161.00
Decrease in Accumulated Depreciation -
Fixed Asset Dispositions	$9,964.00	$9,964.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity
For the Year Ended December 31, 2001

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2001	100	$100.00	$36,000.00	($35,108.00)	$992.00

Issuance of Common Stock	68	68.00			68.00

Net Income (Loss)				(28,316.87)	(28,316.87)

Contributed Capital			28,492.87		28,492.87

Balances at December 31, 2001	168	$168.00	$64,492.87	($63,424.87)	$1,236.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2001

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated December 29, 1993 in the State of Florida. The Company is in the business of providing EDP processing, administrative support services, property management products and services, and business development services such as writing business plans and providing business development solution services. The Company is considered to be a development stage company as defined by FAS-7.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue by providing a variety of administrative support, EDP processing, payroll, and property management services. The Company provides these services and bills for them on a monthly basis. The Company recognizes its revenue when its monthly services are completed and its customers are billed.

NOTE C - RENT

The Company sublets its principal business location at 770 First Avenue North, St. Petersburg, Florida on a month-to-month basis from a customer that has a common stockholder with the Company. The monthly rent of $300.00 is fair market value for the space and usage being provided.

NOTE D - RELATED PARTY TRANSACTIONS

As a development stage company, the Company currently derives all of its revenue from related entities in which the Company and the related entities have common stockholders. The services being provided by the Company are charged at prevailing arm's length market rates.

NOTE E - EARNINGS PER COMMON SHARE

Earnings per common share of ($168.55) were calculated based on a net loss numerator of ($28,316.87) divided by a denominator of 168 shares of outstanding common stock.

NOTE F - DEPOSITS

The Company's deposits represent funds on deposit for rent and utilities.

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

____________________________________________________________

Independent Auditor's Report

To the Board of Directors and Stockholders of

MCG Diversified, Inc.

I have audited the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of December 31, 2000, and the related statements of income, changes in stockholders' equity, and cash flows and for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2000. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCG Diversified, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

/s/ RANDALL N. DRAKE
RANDALL N. DRAKE, C.P.A.
October 26, 2002

________________________________________________________________

Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2000

ASSETS
Current Assets:
Cash & Cash Equivalents	$100.00
100.00

Fixed Assets - NOTE B
Furniture & Equipment	13,161.00
Less: Accumulated Depreciation	(12,964.00)
197.00

Other Assets:
Deposits - NOTE E	795.00
795.00

TOTAL ASSETS	$1,092.00

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities:
Due to/from Shareholder	$100.00
100.00

Stockholder's Equity:
Common Stock, $1.00 par value, 1,000 shares
authorized, 100 shares issued & outstanding	100.00
Contributed Capital	36,000.00
Retained Earnings	(35,108.00)
992.00

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$1,092.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Income Statement
For the Year Ended December 31, 2000

Revenues	$8,000.00

Operating Expenses:
Executive Compensation	36,000.00
Supplies	2,400.00
Travel	975.00
39,375.00

Net Income	($31,375.00)

Cumulative Revenue From Inception	$93,731.00

Cumulative Expenses From Inception	$59,738.00

Earnings per common share:
Net income per share	($313.75)

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended December 31, 2000
		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	($31,375.00)	$33,993.00
Depreciation		12,964.00
Contributed Noncash Executive Compensation	36,000.00	36,000.00
(Increase) Decrease in:
Deposits	.	(795.00)
	4,625.00	82,162.00

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	(4,625.00)	(69,101.00)
Shareholder Loans	0.00	100.00
Issuance of Common Stock	0.00	100.00
	(4,625.00)	(68,901.00)

NET CASH INCREASE (DECREASE)	0.00	100.00

BEGINNING CASH	100.00	0.00

ENDING CASH	$100.00	$100.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity
For the Year Ended December 31, 2000

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2000	100	$100.00	$0.00	$892.00	$992.00

Net Income (Loss)				(31,375.00)	(31,375.00)

Contributed Capital			36,000.00		36,000.00

Shareholder Distributions				(4,625.00)	(4,625.00)

Balances at December 31, 2000	100	$100.00	$36,000.00	($35,108.00)	$992.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2000

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated December 29, 1993 in the State of Florida. The Company is in the business of providing EDP processing, administrative support services, property management products and services, and business development services such as writing business plans and providing business development solution services. The Company is considered to be a development stage company as defined by FAS-7.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue by providing a variety of administrative support, EDP processing, payroll, and property management services. The Company provides these services and bills for them on a monthly basis. The Company recognizes its revenue when its monthly services are completed and its customers are billed.

NOTE C - RELATED PARTY TRANSACTIONS

As a development stage company, the Company currently derives all of its revenue from related entities in which the Company and the related entities have common stockholders. The services being provided by the Company are charged at prevailing arm's length market rates.

NOTE D - EARNINGS PER COMMON SHARE

Earnings per common share of ($313.75) were calculated based on a net loss numerator of ($31,375.00) divided by a denominator of 100 shares of outstanding common stock.

NOTE E - DEPOSITS

The Company's deposits represent funds on deposit for rent and utilities.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 3, 2001, we engaged Randall N. Drake, C.P.A., ("Drake ") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Table 5.0

Name	Age	Position
Marguerite Godels	41	President, Chairman of the Board of Directors (1)
Laura L. Larsen	27	Secretary/Director
Jay D. Solomon	46	Treasurer/Director
Brian Bell	36	Director
Dale Salmon	37	Director

(1) This is the first Directorship held by Mrs. Godels.

The backgrounds of our executive officers and directors are provided below:

- Marguerite Godels has served as our Chairman of the Board of Directors since inception on December 29, 1993. She is the current President and Chief Executive Officer. Prior to the incorporation of MCG Diversified, Inc., Ms. Godels began assisting her husband in a variety of administrative functions in his C.P.A. firm. Upon refinement of her organizational and communication skills, Ms. Godels founded MCG Diversified, Inc. to pursue her ambition for assisting business clients. She has specifically performed and accomplished the following during her tenure as President of MCG Diversified, Inc:

(a) Negotiated agreements with customers;

(b) Acquired assets for lease and negotiated leasing arrangements with customers;

(c) Established and promoted relationships in the business community through various business/social functions critical to expanding the Company's contacts and customer base;

(d) Performed the actual administrative support, EDP support and property management services for which the Company bills in generating its actual revenues;

(e) Interfaced with customer management in reviewing performance and restructuring/expanding desired services;

(f) Maintained the Company's books and record keeping; and

(g) Developed the Company's strategy for expansion based on her contacts in the business community.

- Laura L. Larsen has served as our Secretary since April 1, 2002. Her career began at Raymond James Financial where she stayed for four years. Independent project assignments, vendor liaison, and support services were her primary responsibilities. Ms. Larsen left Raymond James in October 1996 when she became employed by Anderson, Marois & Associates, a St. Petersburg, Florida social security benefits consulting firm. Here she worked as an office manager and then as a claims representative until January 2001. In addition to managing the general office, Ms. Larsen was responsible for assisting with the preparation of court cases. Since January 2001 she has been an office manager/staff accountant for Godels, Solomon, Barber & Company, LLC Ms. Larsen has her background specifically in administrative functions. She is finishing her education at the University of South Florida now.

- Jay D. Solomon, C.P.A., is a licensed Florida certified public accountant with over 23 years of experience. Since January of 1994 to the present Mr. Solomon has been a partner/CPA in the firm of Godels, Solomon, Barber & Company, LLC. Mr. Solomon's broad experience in public accounting and financial services includes traditional audit and tax services. Health care, cooperative, and medical start-ups are his areas of expertise.

- Brian Bell, whose experience spans 18 years in the hospitality industry, became C.E.O. of Capitol Marketing Concepts in 1998 after being their Controller since May of 1995. The Buford, Georgia native graduated from North Georgia College in 1989 with a degree in Accounting. His position in finance with Stouffer, Renaissance and the Marriott took him to Atlanta, Houston, and Los Angeles prior to coming to St. Petersburg, Florida to negotiate the purchase of the historic Vinoy Resort in 1995. The $93 Million spent restoring the Vinoy to full operation provided jobs for a staff of six hundred. Capitol Marketing Concepts, which had experienced explosive growth, first engaged Mr. Bell to restructure its finance operations. Having completed the task he was named C.E.O./President of Capitol Marketing Concepts, Inc. and its related companies. Consolidating three company locations to a new Capitol owned building, 32,000 square feet, at One Capitol Center was completed on September 30, 2000. The Greater St. Petersburg Chamber of Commerce and the Tampa Business Journal named the Company Outstanding Business of the Year on May 16, 2001.

-Dale Salmon has been with the U.S. Postal Service since June 1990. While working for the U.S. Postal Service he also became a licensed real estate broker in Florida specializing in relocations and new housing developments, working part-time for the Premier Group as a realtor. Mr. Salmon's long tenure with the federal government is where he developed his administrative skills.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires every person who is an officer, director, or a person owning more than ten percent of our Common Stock, to file, at the time of the registration of such Common Stock on a national securities exchange, or by the effective date of a registration statement filed pursuant to section 12(g) of the 34 Act, or within ten days after he becomes an officer director or person owning more than ten percent of our Common Stock, initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: No filings were required in the last fiscal year.

Item 10.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2001 and 2002, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2001 and 2002, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 6.0 Executive Compensation

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen-sation($)
Marguerite Godels (1), President, Chairman of the Board of Directors (6)	2000	-0-	-0-	40,625.00	-0-	-0-	-0-	-0-
	2001	-0-	-0-	36,000.00	-0-	-0-	-0-	-0-
	2002	-0-	-0-	36,000.00	-0-	-0-	-0-	-0-
Laura L. Larsen (2), Secretary	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon (3), Treasurer	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Bell (4), Director	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dale Salmon (5), Director	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There is no employment contract with Ms. Godels at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2) There is no employment contract with Ms. Larsen at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3) There is no employment contract with Mr. Solomon at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(4) There is no employment contract with Mr. Bell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(5) There is no employment contract with Mr. Salmon at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(6) The amount in 2000 represents $4,625.00 in stock dividends paid to Ms. Godels and $36,000.00 in compensation that was foregone as contributed capital. The amount in 2001 represents $7,507.13 in paid compensation to Ms. Godels and $28,492.87 in compensation that was foregone as contributed capital.  The amount in 2002 represents $5,208.21 in paid compensation to Ms. Godels and $30,791.79 in compensation that was foregone as contributed capital.

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Ms. Godels, Ms. Larsen, Mr. Solomon, Mr. Bell and Mr. Salmon. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2002, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Table 7.0 Beneficial Ownership

		Amount and Nature of Beneficial Ownership		Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner	Before Offering	After Offering	Before Offering	After Offering
Common Stock	Marguerite Godels (2)	100,000	100,000	59.52%	0.98%
	5950 Bikini Way North
	St. Petersburg, FL 33706
Common Stock	Laura L. Larsen	4,000	4,000	2.38%	0.04%
	7524 17th Lane North
	St. Petersburg, FL 33702
Common Stock	Jay D. Solomon, P.A.	4,000	4,000	2.38%	0.04%
	770 First Avenue North
	St. Petersburg, FL 33701
Common Stock	Brian Bell	4,000	4,000	2.38%	0.04%
	696 First Avenue North, Ste. 400
	St. Petersburg, FL 33701
Common Stock	Dale Salmon	4,000	4,000	2.38%	0.04%
	5171 98th Avenue North
	St. Petersburg, FL 33782
Common Stock	All Executive Officers and Directors as a Group (1)	116,000	116,000	69.05%	1.14%

(1) The percentages are based on a Before-Offering total of 168,000 shares of common stock issued and outstanding as of the date of this filing and assumes an After-Offering sale of all the additional 10,000,000 shares of common stock available for sale under our Form SB-2 Registration Statement (effective December 3, 2002) and none of the 168,000 shares of our selling security holders' shares.

Item 12.  Certain Relationships and Related Transactions.

To the best of our knowledge there are no transactions involving any director, executive officer, any nominee for election as a director or officer or any security holder who is a beneficial owner or any member of the immediate family of the same other than the following:

-Marguerite Godels, is our President and a Director. She is the President of this corporation as well as the President of Avalon Development Enterprises, Inc. ("Avalon"). She controls 59.50% of the stock in MCG as well as 50% of the stock in Avalon. Avalon has no employees other than Ms. Godels and owns the building which currently houses our corporate office. MCG provides property management services to Avalon, in an arm's length transaction, at the rate of $300.00 per month for property management services. This is a fair market value of the services in the Tampa Bay area.

-Charles Godels, a selling security holder, is the husband of our President, Marguerite Godels. Mr. Godels owns 50% of the stock of Avalon, but is not an employee of Avalon. Mr. Godels has sole voting and dispositive rights over his shares.

-Larry D. Larsen, a selling security holder, is the husband of the current Secretary of the Corporation, Laura L. Larsen. Mr. Larsen has sole voting and dispositive rights over his shares.

Item 13.  Exhibits and Reports on Form 8-K.

a.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of MCG Diversified, Inc.
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.
3.3	By-Laws of MCG Diversified, Inc.
99.2	Independent Contractor's Agreement Between MCG Diversified, Inc. and Avalon Development Enterprises, Inc.

b.  Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period ending December 31, 2002.

Item 14.  Controls and Procedures.

a.    Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated MCG Diversified, Inc.'s disclosure controls and procedures as of March 31, 2003, and they concluded that these controls and procedures are effective.

b.   Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to March 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

By:  /s/ MARGUERITE GODELS

Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

Date:  March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARGUERITE GODELS	March 31, 2003
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer	(Date)

/s/ LAURA LARSEN	March 31, 2003
Laura Larsen, Secretary	(Date)

/s/ JAY D. SOLOMON	March 31, 2003
Jay D. Solomon, P.A., Treasurer, Chief Financial Officer, Principal Accounting Officer	(Date)

/s/ BRIAN BELL	March 31, 2003
Brian Bell, Director	(Date)

/s/ DALE SALMON	March 31, 2003
Dale Salmon, Director	(Date)

CERTIFICATES OF DISCLOSURE

CERTIFICATE

I, Marguerite Godels, certify that:

1. I have reviewed this annual report on Form 10-KSB of MCG Diversified, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ MARGUERITE GODELS
[Signature]
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

CERTIFICATE

I, Jay D. Solomon, certify that:

1. I have reviewed this annual report on Form 10-KSB of MCG Diversified, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JAY D. SOLOMON
[Signature]
Jay D. Solomon, Treasurer, Chief Financial Officer, Principal Accounting Officer