Form 10QSB
period 2003-03-31
MCG DIVERSIFIED INC
filed 2003-07-16
CIK 1175636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________to___________.

Commission file number: 333-90614

MCG DIVERSIFIED, INC.
(Exact name of small business issuer in its charter)
Florida	59-3217746
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
770 First Avenue North
St. Petersburg, Florida 33701
(Address of principal executive offices)
(727) 898-5600
(Issuer's Telephone Number )
N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, the registrant has outstanding 168,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," or "the Company" refer to MCG Diversified, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

Accountant's Review Report

To the Board of Directors and Stockholders of
MCG Diversified, Inc.

I have reviewed the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of March 31, 2003, and the related statements of operation, changes in stockholders' equity, and cash flows for the three months then ended and for the period from December 29, 1993 (inception) to March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCG Diversified, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ RANDALL N. DRAKE, C.P.A.
Randall N. Drake, C.P.A.
July 7, 2003
Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)
March 31, 2003

ASSETS
Current Assets:
Cash & Cash Equivalents	$68.65
Accounts Receivable	625.00
693.65

TOTAL ASSETS	$693.65

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$1,205.00

TOTAL LIABILITIES	1,205.00

Stockholder's Equity:
Common Stock, $.001 par value, 50,000,000 shares
authorized, 168,000 shares issued & outstanding	168.00
Contributed Capital	102,930.80
Retained Earnings	(103,610.15)
(511.35)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$693.65

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
For the three Months Ended March 31, 2003

Revenues	$3,000.00

Operating Expenses:
Bank/Brokerage Fees	233.95
Executive Compensation	9,000.00
Meals & Entertainment	162.00
Professional Fees	375.00
Rent	900.00
Supplies	203.34
Telephone	187.39
Travel	280.80
11,342.48
.

Net Income (Loss)	($8,342.48)

Cumulative Revenue From Inception	$125,291.00

Cumulative Expenses From Inception	$159,572.15

Earnings (loss) per common share:
Net income (loss) per share	($0.05)

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2003

		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	$(8,342.48)	($34,509.15)
Depreciation	$0.00	12,964.00
Loss on Fixed Assets Disposition	0.00	197.00
Contributed Noncash Executive Compensation	7,646.14	102,930.80
(Increase) Decrease in:
Accounts Receivable	(37.42)	(625.00)
Increase (Decrease) in:
Accrued Expenses	455.00	1,205.00
	(278.76)	82,162.65

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	0.00	(69,101.00)
Issuance of Common Stock	0.00	168.00
	0.00	(68,933.00)

NET CASH INCREASE (DECREASE) FOR THE PERIOD	(278.76)	68.65

BEGINNING CASH	347.41	0.00

ENDING CASH	$68.65	$68.65

SUPPLEMENTAL DISCLOSURE:
Noncash Investing & Financing Activities
Decrease in Fixed Assets - Dispositions	$0.00	$13,161.00
Decrease in Accumulated Depreciation -
Fixed Asset Dispositions	$0.00	$12,964.00

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Unaudited)
For the Three Months Ended March 31, 2003

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2003	168,000	$168.00	$95,284.66	$(95,267.67)	$184.99

Net Income (Loss)				(8,342.48)	(8,342.48)

Contributed Capital			7,646.14		7,646.14

Balances at March 31, 2003	168,000	$168.00	$102,930.80	($103,610.15)	($511.35)

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2003

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

NOTE E - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($.05) were calculated based on a net loss numerator of ($8,342.48) divided by a denominator of 168,000 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during the year ended March 31, 2003:

January 1, 2003	168,000 common shares outstanding

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following plan of operation, management's discussion and analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

(1) General

We currently derive all of our revenues and income pursuant to MCG Diversified, Inc.'s operations, which are located in the Tampa Bay area of Florida. We do not anticipate revenues from our operations to increase significantly until we are able to raise additional capital to expand operations.

Presently, the cash necessary to support our business plan implementation is being supplied by the operations. However, this is only enough to sustain the business in its current manner and is not sufficient for the full implementation of the business plan, specifically, expanding the business development/consulting services. We believe that further cash will be needed to expand operations.

Management has not determined the exact extent of business opportunity in the Tampa Bay area due to the lack of financial information procurable from our competitors. Our business did not increase in the first quarter of 2003 due to our inability to move forward while we contemplated the best course of action for the company in raising its capital.

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

Our website will be developed by a local web design firm and designed to target the small business owner, specifically addressing their needs as they relate to the outsourcing of staff functions, bookkeeping, marketing and sales. We intend to have a user-friendly website which provides prospective clients with a complete listing of our available services and pages dedicated to relevant topics of interest to small businesses. Our services target the entrepreneur who has yet to start his/her business and needs assistance in preparing a business plan as well as the necessary financials or pro formas. Our website will allow current and potential clients to ask our "Business Consultant" introductory questions via e-mail. We believe that interchange will allow us to tailor our services to each particular client. For those potential clients who have needs that we cannot fulfill, we will refer them to other companies to further entrench us in the business community in Tampa Bay. We do believe that our website will be fully operational within thirty days after securing funds from either our offering or financing activities. Our raising of funds will begin in earnest after we have completed our 15c2-11 with the National Association of Securities Dealers for quotation on the over-the-counter bulletin board for our stock to be quoted publicly. After consultation with several people in the securities industry we have determined that we need to provide investors with a strategy for liquidity for their investment.

                (i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to complete a listing on the over-the-counter-bulletin-board ("OTCBB") so we can attract investors by providing for liquidity in the future and then implementing our business plan so we can establish new corporate headquarters, hire additional staff, and expand our services to other areas of Florida. Specifically, we plan on expanding our services into Miami, Florida in or around first quarter 2004. We also plan to offer our services in Orlando, Florida in or around the third quarter 2004. We would operate from the one physical facility in St. Petersburg and travel to the new service areas. We will use the funds raised in our offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

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

                (iv) Employees

As of March 31, 2003 we had one full time employee, Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence in the Tampa Bay area of Florida, and into nearby regions. We anticipate achieving growth by leasing additional staff through an employee leasing company, installing computers, and launching a professionally designed website to attract new clients.

Management's Discussion and Analysis

(1) Results of Operations For the Period Ended March 31, 2003

During the period ended March 31, 2003, our assets consisted of our inventory and equipment, and our revenues, $3,000.00, was generated from services sold to businesses at large. It should be noted, a portion of the revenue generated during the first quarter 2003 was generated from a property management agreement with Avalon Development Enterprises, Inc. ("Avalon"). Approximately 20% of our revenue was generated from Avalon. Our president, Marguerite Godels is a 50% shareholder in Avalon and provides the services required under the agreement to Avalon. This transaction was structured at arms length and the rates charged were and continue to be at fair market value. Mr. Charles Godels is a stockholder in Avalon Development Enterprises, Inc.

For the quarter ending March 31, 2003 we had a net loss of $8,342.48 which included $7,646.14 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

Our operations for the quarter ending March 31, 2003 utilized $278.76 of cash flow. We had no cash flows resulting from investing or financing activities for the period. Accordingly, for the quarter ending March 31, 2003 we realized a net decrease in cash and cash equivalents of $278.76, which when deducted from cash and cash equivalents of $347.41 on hand at the beginning of the period, resulted in cash and cash equivalents at the end of the period of $68.65.

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

We utilized $524.54 of cash flow for operating activities. We had a $31,842.80 net loss including $30,791.79 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

We did not have any cash flows from investing activities for the year ended December 31, 2002, but did have positive cash flows of $500.00 from financing activities resulting from shareholder loans.

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

(3) Results of Operations for the Period Ended December 31, 2001

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

(4) Results of Operations for the Period Ended December 31, 2000

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

Liquidity & Capital Resources

During the quarter ending March 31, 2003 we had a decrease in cash flow of $278.76 for operating activities and a net loss of $8,342.48. We had no cash flows from investing activities or financing activities for the period ending March 31, 2003.

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

We believe that the minimal net cash increase for the years 2000 and 2001 and the minimal net decrease in cash for the period ended March 31, 2003 will not be sufficient to sustain expanded operations and additional funds will be needed to support future business operations when we expand. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

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

Off-balance Sheet Arrangements

The company has made no arrangements of any type for off-balance sheet transactions that would have or are reasonably likely to have a current or future effect on our financial condition.

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Changes in Securities

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report.

Item 3. Defaults Upon Senior Securities

There were no defaults in the payment of any indebtedness during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period of this report.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCG Diversified, Inc.
Registrant

Date: July 15, 2003	/s/ Marguerite Godels
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

Date: July 15, 2003	/s/ LAURA LARSEN
Laura Larsen, Secretary

Date: July 15, 2003	/s/ JAY D. SOLOMON
Jay D. Solomon, P.A., Treasurer, Chief Financial Officer, Principal Accounting Officer

Date: July 15, 2003	/s/ BRIAN BELL
Brian Bell, Director

CERTIFICATIONS

I, Marguerite Godels, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MCG Diversified, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: July 15, 2003
/s/ MARGUERITE GODELS [Signature] Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

CERTIFICATE

I, Jay D. Solomon, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MCG Diversified, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003
/s/ JAY D. SOLOMON [Signature] Jay D. Solomon, Treasurer, Chief Financial Officer, Principal Accounting Officer