Form 10QSB
period 2003-06-30
MCG DIVERSIFIED INC
filed 2003-07-16
CIK 1175636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________to___________.

Commission file number: 333-90614

MCG DIVERSIFIED, INC.
(Exact name of small business issuer in its charter)
Florida	59-3217746
( State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
770 First Avenue North
St. Petersburg, Florida 33701
(Address of principal executive offices)
(727) 898-5600
(Issuer's Telephone Numbe)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the registrant has outstanding 1,036,900 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," or "the Company" refer to MCG Diversified, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

Accountant's Review Report

To the Board of Directors and Stockholders of
MCG Diversified, Inc.

I have reviewed the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of June 30, 2003, and the related statements of operation, changes in stockholders' equity, and cash flows for the six months then ended and for the period from December 29, 1993 (inception) to June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCG Diversified, Inc.

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

/s/ RANDALL N. DRAKE, C.P.A.
RANDALL N. DRAKE, C.P.A.
July 8, 2003
Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)
June 30, 2003

ASSETS
Current Assets:
Cash & Cash Equivalents	$113.29
Accounts Receivable	1,195.00
1,308.29

TOTAL ASSETS	$1,308.29

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$1,613.25

TOTAL LIABILITIES	1,613.25

Stockholder's Equity:
Common Stock, $.001 par value, 50,000,000 shares
authorized, 1,036,900 shares issued & outstanding	196.90
Contributed Capital	111,374.37
Retained Earnings	(111,876.23)
(304.96)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,308.29

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
For the Six Months Ended June 30, 2003

Revenues	$6,000.00

Operating Expenses:
Bank/Brokerage Fees	419.95
Executive Compensation	18,000.00
Meals & Entertainment	240.56
Professional Fees	750.00
Rent	1,800.00
Supplies	310.45
Taxes	150.00
Telephone	376.00
Travel	561.60
22,608.56
.

Net Income (Loss)	($16,608.56)

Cumulative Revenue From Inception	$128,291.00

Cumulative Expenses From Inception	$170,838.23

Earnings (loss) per common share:
Net income (loss) per share	($0.04)

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2003

		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	$(16,608.56)	($42,775.23)
Depreciation	$0.00	12,964.00
Loss on Fixed Assets Disposition	0.00	197.00
Contributed Noncash Executive Compensation	14,962.61	110,247.27
(Increase) Decrease in:
Accounts Receivable	(607.42)	(1,195.00)
Increase (Decrease) in:
Accrued Expenses	863.25	1,613.25
	(1,390.12)	81,051.29

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	0.00	(69,101.00)
Issuance of Common Stock	1,156.00	1,324.00
	1,156.00	(67,777.00)

NET CASH INCREASE (DECREASE) FOR THE PERIOD	(234.12)	113.29

BEGINNING CASH	347.41	0.00

ENDING CASH	$113.29	$113.29

SUPPLEMENTAL DISCLOSURE:
Noncash Investing & Financing Activities
Decrease in Fixed Assets - Dispositions	$0.00	$13,161.00
Decrease in Accumulated Depreciation -
Fixed Asset Dispositions	$0.00	$12,964.00

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Unaudited)
For the Six Months Ended June 30, 2003

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2003	168,000	$168.00	$95,284.66	$(95,267.67)	$184.99

Net Income (Loss)				(16,608.56)	(16,608.56)

May 15, 2003 6:1 Forward Split	840,000	0.00			0.00

June 16, 2003 Issuance of 28,900 Shares	28,900	28.90	1,127.10		1,156.00

Contributed Capital			14,962.61		14,962.61

Balances at June 30, 2003	1,036,900	$196.90	$111,374.37	($111,876.23)	($304.96)

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2003

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

NOTE E - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($.25) were calculated based on a net loss numerator of ($31,842.80) divided by a denominator of 418,580 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during the year ended June 30, 2003:
January 1, 2003	168,000 common shares outstanding
May 15, 2003	1,008,000 common shares issued (6:1 forward split)
June 16, 2003	28,900 additional common shares issued

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

Management has not determined the exact extent of business opportunity in the Tampa Bay area due to the lack of financial information procurable from our competitors. Our business did not increase in the second quarter of 2003 due to our inability to move forward while we contemplate the best course of action for the company in raising its capital.

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

                (iv) Employees

As of June 30, 2003, we had one full time employee, Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence in the Tampa Bay area of Florida, and into nearby regions. We anticipate achieving growth by leasing additional staff through an employee leasing company, installing computers, and launching a professionally designed website to attract new clients.

Management's Discussion and Analysis

(1)  Results of Operations For the Period Ended June 30, 2003

During the period ended June 30, 2003, our assets consisted of our inventory and equipment, and our revenues, $3,000.00, was generated from services sold to businesses at large. It should be noted, a portion of the revenue generated during the first quarter 2003 was generated from a property management agreement with Avalon Development Enterprises, Inc. ("Avalon"). Approximately 20% of our revenue was generated from Avalon. Our president, Marguerite Godels is a 50% shareholder in Avalon and provides the services required under the agreement to Avalon. This transaction was structured at arms length and the rates charged were and continue to be at fair market value. Mr. Charles Godels is a stockholder in Avalon Development Enterprises, Inc.

For the quarter ending June 30, 2003 we had a net loss of $8,266.08 which included $7,316.47 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

As of June 30, 2003 our cumulative gross revenues were $6,000 with a resulting net loss for the six months ended June 30, 2003 of $16,608.56. This net loss for the six month period included a cumulative total of $14,962.61 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

Our operations for the quarter ending June 30, 2003 utilized $1,111.376 of cash flow resulting in total cumulative cash flows of $1,390.12 being utilized from operations for the six month period ended June 30, 2003. We had no cash flows resulting from investing activities for the quarter and the six months ended June 30, 2003. During the quarter ended June 30, 2003 we did have cash flows of $1,156.00 generated from financing activities consisting of the issuance of an additional 28,900 shares of the Company's common stock at $.04 per share. Accordingly, for the quarter ending March 31, 2003 we realized a net increase in cash and cash equivalents of $44.64, which when combined with the net cash decrease in cash and cash equivalents of $278.76 for the quarter ended March 31, 2003, resulted in a net decrease in cash and cash equivalents of $234.12 for the six months ended June 30, 2003. When deducted from cash and cash equivalents of $347.41 on hand at the beginning of the six month period, this resulted in cash and cash equivalents on hand at the end of the period June 30, 2003 of $113.29.

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

Liquidity & Capital Resources

During the quarter ending June 30, 2003 we had a decrease in cash flow of $234.12 for operating activities and a net loss of $8,266.08. We had no cash flows from investing activities for the period ending March 31, 2003. We generated cash flows of $1,156.00 from financing activities consisting of the issuance of 28,900 shares of common stock at $.04 per share. A forward stock split of 6:1 was effected by the Board of Directors on May 15, 2003 increasing the issued and outstanding shares to 1,008,000. As of June 30, 2003 our cumulative gross revenues were $6,000 with a resulting net loss for the six months ended June 30, 2003 of $16,608.56. This net loss for the six month period included a cumulative total of $14,962.61 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

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

We believe that the minimal net cash increase for the years 2000 and 2001 and the minimal net decrease in cash for the six month period ending June 30, 2003 will not be sufficient to sustain expanded operations and additional funds will be needed to support future business operations when we expand. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

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

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated MCG Diversified, Inc.'s disclosure controls and procedures as of June 30, 2003, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to June 30, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Changes in Securities

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report except for the forward stock split that became effective on May 15, 2003. Furthermore, on June 16, 2003, an additional 28,900 common shares were issued out of the Primary Offering thus bringing the total shares now issued and outstanding to 1,036,900.

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

MCG Diversified, Inc.
Registrant

Date: July 15, 2003	/s/ Marguerite Godels
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

Date: July 15, 2003	/s/ LAURA LARSEN
Laura Larsen, Secretary

Date: July 15, 2003	/s/ JAY D. SOLOMON
Jay D. Solomon, P.A., Treasurer, Chief Financial Officer, Principal Accounting Officer

Date: July 15, 2003	/s/ BRIAN BELL
Brian Bell, Director

CERTIFICATIONS

I, Marguerite Godels, certify that:

1. .	I have reviewed this quarterly report on Form 10-QSB of MCG Diversified, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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