Form 10KSB/A
period 2003-06-30
MCG DIVERSIFIED INC
filed 2003-11-25
CIK 1175636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Date:  November 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARGUERITE GODELS	November 25, 2003
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer	(Date)

/s/ LAURA LARSEN	November 25, 2003
Laura Larsen, Secretary	(Date)

/s/ JAY D. SOLOMON	November 25, 2003
Jay D. Solomon, P.A., Treasurer, Chief Financial Officer, Principal Accounting Officer	(Date)

/s/ BRIAN BELL	November 25, 2003
Brian Bell, Director	(Date)

/s/ DALE SALMON	November 25, 2003
Dale Salmon, Director	(Date)