Form 10QSB
period 2003-09-30
MCG DIVERSIFIED INC
filed 2003-11-25
CIK 1175636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, the registrant has outstanding 1,036,900 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

References in this document to "us," "we," "the Corporation," or "the Company" refer to MCG Diversified, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

Accountant's Review Report

To the Board of Directors and Stockholders of
MCG Diversified, Inc.

I have reviewed the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of September 30, 2003, and the related statements of operation, changes in stockholders' equity, and cash flows for the nine months then ended and for the period from December 29, 1993 (inception) to September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCG Diversified, Inc.

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

/s/ RANDALL N. DRAKE, C.P.A.
RANDALL N. DRAKE, C.P.A.
November 21, 2003
Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)
September 30, 2003

ASSETS
Current Assets:
Cash & Cash Equivalents	$153.80
Accounts Receivable	1,274.00
1,427.80

TOTAL ASSETS	$1,427.80

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$1,318.36

TOTAL LIABILITIES	1,318.36

Stockholder's Equity:
Common Stock, $.001 par value, 50,000,000 shares
authorized, 1,036,900 shares issued & outstanding	196.90
Contributed Capital	120,555.15
Retained Earnings	(120,642.61)
109.44

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,427.80

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
For the Nine Months Ended September 30, 2003

Revenues	$9,000.00

Operating Expenses:
Bank/Brokerage Fees	1,073.95
Executive Compensation	27,000.00
Meals & Entertainment	349.00
Professional Fees	1,125.00
Rent	2,700.00
Supplies	501.99
Taxes	150.00
Telephone	632.60
Travel	842.40
34,374.94
.

Net Income (Loss)	$(25,374.94)

Cumulative Revenue From Inception	$131,291.00

Cumulative Expenses From Inception	$182,604.61

Earnings (loss) per common share:
Net income (loss) per share	$(0.04)

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2003

		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	$(25,374.94)	($51,541.61)
Depreciation	$0.00	12,964.00
Loss on Fixed Assets Disposition	0.00	197.00
Contributed Noncash Executive Compensation	24,143.39	119,428.05
(Increase) Decrease in:
Accounts Receivable	(686.42)	(1,274.00)
Increase (Decrease) in:
Accrued Expenses	568.36	1,318.36
	(1,349.61)	81,091.80

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	0.00	(69,101.00)
Issuance of Common Stock	1,156.00	1,324.00
	1,156.00	(67,777.00)

NET CASH INCREASE (DECREASE) FOR THE PERIOD	(193.61)	153.80

BEGINNING CASH	347.41	0.00

ENDING CASH	$153.80	$153.80

SUPPLEMENTAL DISCLOSURE:
Noncash Investing & Financing Activities
Decrease in Fixed Assets - Dispositions	$0.00	$13,161.00
Decrease in Accumulated Depreciation -
Fixed Asset Dispositions	$0.00	$12,964.00

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Unaudited)
For the Nine Months Ended September 30, 2003

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2003	168,000	$168.00	$95,284.66	($95,267.67)	$184.99

Net Income (Loss)				(25,374.94)	(25,374.94)

May 15, 2003 6:1 Forward Split	840,000	0.00			0.00

June 16, 2003 Issuance of 28,900 Shares	28,900	28.90	1,127.10		1,156.00

Contributed Capital			24,143.39		24,143.39

Balances at June 30, 2003	1,036,900	$196.90	$120,555.15	($120,642.61)	$109.44

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2003

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

NOTE E - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($.04) were calculated based on a net loss numerator of ($25,374.94) divided by a denominator of 607,019 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during the year ended June 30, 2003:

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

Plan of Operation

(1) General

We currently derive all of our revenues and income pursuant to MCG Diversified, Inc.'s operations, which are located in the Tampa Bay area of Florida. We do not anticipate revenues from our operations to increase significantly until we are able to raise additional capital for operations.

Presently, the cash necessary to support our business plan implementation is being supplied by the operations. However, this is only enough to sustain the business in its current manner and is not sufficient for the full implementation of the business plan, specifically, expanding the business development/consulting services. We believe that further cash will be needed to expand operations.

Management has not determined the exact extent of business opportunity in the Tampa Bay area due to the lack of financial information procurable from our competitors. Our business did not increase in the third quarter of 2003 due to our inability to move forward while we contemplate the best course of action for the company in raising its capital and completing our application to be publicly trade on the over-the-counter bulletin board..

Management has determined that the lack of investment capital has been due in great part to the problems that have beset the accounting industry in general. As a result, the company has spent the past quarter trying to develop alternative markets for the services it offers and the best sources for raising capital when we are traded on the over-the-counter bulletin board.

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

We anticipated that the funds from our offering that was registered with the Securities Exchange Commission and effective in December 2002, would provide us sufficient capital for the next twelve months. As a result of the lack of investment funds, we need to raise additional funds, which we will either through subsequent offerings of our shares or through other financing arrangements, finance such borrowings.

Our website will be developed by a local web design firm and designed to target the small business owner, specifically addressing their needs as they relate to the outsourcing of staff functions, bookkeeping, marketing and sales. We intend to have a user-friendly website which provides prospective clients with a complete listing of our available services and pages dedicated to relevant topics of interest to small businesses. We have placed on hold the development of this website due to the lack of funds. We will complete this phase of our business plan when the appropriate funds are available. Our services target the entrepreneur who has yet to start his/her business and needs assistance in preparing a business plan as well as the necessary financials or pro formas. Our website will allow current and potential clients to ask our "Business Consultant" introductory questions via e-mail. We believe that interchange will allow us to tailor our services to each particular client. For those potential clients who have needs that we cannot fulfill, we will refer them to other companies to further entrench us in the business community in Tampa Bay. We do believe that our website will be fully operational within thirty days after securing funds from either our offering or financing activities. Our raising of funds will begin in earnest after we have completed our 15c2-11 with the National Association of Securities Dealers for quotation on the over-the-counter bulletin board for our stock to be quoted publicly. After consultation with several people knowledgeable in the financing industry, we have determined that we need to provide investors with a strategy for liquidity for their investment.

                (i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to complete a listing on the over-the-counter-bulletin-board ("OTCBB") so we can attract investors by providing for liquidity in the future and then implementing our business plan so we can establish new corporate headquarters, hire additional staff, and expand our services to other areas of Florida. The process of completing our listing is ongoing with the National Association of Securities Dealers at this time.

Specifically, we plan on expanding our services into Miami, Florida in or around the third quarter 2004. We also plan to offer our services in Orlando, Florida in or around the fourth quarter 2004. We would operate from the one physical facility in St. Petersburg and travel to the new service areas. We will use the funds raised in our offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

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

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring five additional employees over the next 12 months. Accordingly, we are hoping to move to a new, larger location in 2004, however, no locations have been identified at this time, and such move depends upon our securing sufficient capital.

                (iv) Employees

As of September 30, 2003, we had one full time employee, Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence in the Tampa Bay area of Florida, and into nearby regions. We anticipate achieving growth by leasing additional staff through an employee leasing company, installing computers, and launching a professionally designed website to attract new clients.

Management's Discussion and Analysis

(1). Results of Operations For the Period Ended September 30, 2003

During the period ended September 30, 2003, our assets consisted of our cash and cash equivalents along with our trade receivables. We also generated revenues of $3,000.00 from providing our services. It should be noted, a portion of the revenue generated during the first quarter 2003 was generated from a property management agreement with Avalon Development Enterprises, Inc. ("Avalon"). Approximately 20% of our revenue was generated from Avalon. Our president, Marguerite Godels is a 50% shareholder in Avalon and provides the services required under the agreement to Avalon. This transaction was structured at arms length and the rates charged were and continue to be at fair market value. Mr. Charles Godels is a stockholder in Avalon Development Enterprises, Inc.

For the quarter ending September 30, 2003 we had a net loss of $8,766.08 which included $9,180.76 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

As of September 30, 2003 our cumulative gross revenues were $9,000 with a resulting net loss for the nine months ended September 30, 2003 of $25,374.94. This net loss for the nine month period included a cumulative total of $24,143.39 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

Our operations for the quarter ending September 30, 2003 generated $40.51 of cash flow resulting in total cumulative cash flows of $1,349.61 being utilized from operations for the nine month period ended September 30, 2003. We had no cash flows resulting from investing activities for the quarter and the nine months ended September 30, 2003. During the quarter ended September 30, 2003 we had no cash flows from financing activities. However, during the preceding quarter we had cash flows of $1,156.00 generated from financing activities consisting of the issuance of an additional 28,900 shares of the Company's common stock at $0.04 per share. Accordingly, for the quarter ending September 30, 2003 we realized a net increase in cash and cash equivalents of $40.51, which when combined with the net cash decrease in cash and cash equivalents of $234.12 for the six months ended June 30, 2003, resulted in a net decrease in cash and cash equivalents of $193.61 for the nine months ended September 30, 2003. When deducted from cash and cash equivalents of $347.41 on hand at the beginning of the nine month period, this resulted in cash and cash equivalents on hand at the end of the period September 30, 2003 of $153.80.

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

Liquidity & Capital Resources

During the quarter ending September 30, 2003 we had a decrease in cash flow of $193.61 for operating activities and a net loss of $25,374.94. We had no cash flows from investing activities for the period ending September 30, 2003. We generated cash flows of $1,156.00 from financing activities consisting of the issuance of 28,900 shares of common stock at $.04 per share on June 16, 2003. A forward stock split of 6:1 was effected by the Board of Directors on May 15, 2003 increasing the issued and outstanding shares to 1,008,000. As of September 30, 2003 our cumulative gross revenues since inception were $131,291.00 with a resulting net loss since inception of $51,541.61. This net loss since inception included a cumulative total of $119,428.05 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

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

We believe that the minimal net cash increase for the years 2000 and 2001 and the minimal net decrease in cash for the nine month period ending September 30, 2003 will not be sufficient to sustain expanded operations and additional funds will be needed to support future business operations when we expand. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

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

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated MCG Diversified, Inc.'s disclosure controls and procedures as of September 30, 2003, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to September 30, 2003.

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

MCG Diversified, Inc.
Registrant

Date: November 22, 2003	/s/ MARGUERITE GODELS
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

Date: November 22, 2003	/s/ JAY D. SOLOMON
Jay D. Solomon, P.A., Treasurer, Chief Financial Officer, Principal Accounting Officer