Form 10KSB
period 2003-12-30
MCG DIVERSIFIED INC
filed 2004-03-30
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003.

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transitional period from ___________to___________.

Commission file number: 333-90614

MCG DIVERSIFIED, INC.
(Name of small business issuer in its charter)
Florida	59-3217746
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
770 First Avenue North, St. Petersburg, Florida	33701
(Address of principal executive offices)	(Zip Code)
Issuer's Telephone Number (727) 898-5600

Securities Registered Under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A

Securities Registered Under Section 12(g) of the Exchange Act:

Common stock, $0.001 per share par value, no dividends, no preference, nonconvertible
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
State Issuer's revenues for its most recent fiscal year. $12,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is no market value; the stock is not trading on any exchange.

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

As of December 31, 2003, the registrant has outstanding 1,036,900 shares of common stock

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

Traditional Small Business Disclosure Format (Check one): Yes [ ] ; No [X]

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

Our Business

        (1) Principal Products or Services and Their Markets

We provide small companies with professional business services, such as accounting services, equipment and furniture leasing services, administrative support services, and also business development services. The professional business services we offer are those services that are generally not the mission of the small business client but are necessary to run an effective small business. The accounting services we offer include daily bookkeeping services and low-level accounting services. We offer leases for computer equipment, desks, chairs, tables, and other office necessities. The specific type of office equipment or furniture to be leased is selected from the hundreds of choices available from the many office equipment and furniture vendors in the area. We then assist in the preparation of the necessary lease documents required of the vendor. Delivery of the furniture and equipment is made directly to the client upon approval of the lease terms. The administrative support services we provide include:

(a) Electronic Data Processing (EDP) Services

(b) Payroll Processing Services

(c) Property Management Services

(d) Check Writing Services

(e) Personnel Scheduling

(f) Maintenance Scheduling

(g) Messenger Services

Table 1.0 provides the historical picture of revenue generated from these services.

Table 1.0

Professional Services(1)		Revenue Year Ending
		12/31/00	12/31/01	12/31/02	12/31/03
Administrative Support(2)	$50/hour	$8,000.00	$10,400.00	$11,260.00	$8,400.00
Property Management(3)	$50/hour	$0.00	$3,900.00	$3,300.00	$3,600.00
Total		$8,000.00	$14,300.00	$14,560.00	$12,000.00
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

        (10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on website development. Our research has been primarily in the are of business market segments that we may target with our services

        (11) Cost and Effects of Compliance with Environmental Laws

As a business services supplier, we are not subject to any federal, state or local environmental laws.

        (12) Our Employees

As of December 31, 2003, we had one full time employee, Ms. Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. Ms. Godels currently provides the strategic direction and the necessary labor to support the operation.

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

There were no matters that were submitted to security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  Items 201 and 701 of Regulation S-B

Our common stock is not quoted or traded on any quotation medium at this time. We have applied to the NASD to have our common stock included for quotation on the NASD OTC Bulletin Board. As of the date of this report this process has not been completed. There can be no assurance that an active trading market for our stock will develop. If our stock is included for quotation on the NASD OTC Bulletin Board, price quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

We have thirty-five (35) stockholders of record of our common stock as of December 31, 2003.

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

Plan of Operation

        (1)  General

We currently derive all of our revenues and income pursuant to MCG Diversified, Inc.'s operations, which are located in the Tampa Bay area of Florida. We do not anticipate revenues from our operations to increase significantly until the fiscal year ending December 31, 2004. If for any reason (or for no reason) our operations do not continue to grow, or business is less than anticipated, such result would have a material adverse effect on us.

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

We then plan to expand our services to other cities in Florida in the fourth quarter of 2004 or the first quarter of 2005. We believe it is critical to have a presence in the major Florida cities so that we can work effectively with local banks and lending institutions, as well as provide quality service to clients in those locations. We anticipate that physical staffing in these locations would not occur until third-quarter 2005 at which time we would staff each satellite location with individuals experienced in marketing, consulting, accounting, business operations and computers. We also intend to staff those locations with a clerical assistant.

We closed our offering that was registered with the Securities Exchange Commission and effective in December 2002. As a result of closing the offering, we will not have sufficient capital for expansion during the next twelve months. We need to raise additional funds, either through subsequent offerings of our shares or through other financing arrangements, finance such as borrowings.

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

Our Plan of Operation for the next twelve months is to modify our business plan so we can raise additional capital, establish new corporate headquarters, hire additional staff, and expand our services to other areas of Florida. Specifically, we plan on expanding our services into Miami, Florida in or around fourth quarter 2004. We also plan to offer our services in Orlando, Florida in or around first quarter 2005. We would operate from the one physical facility in St. Petersburg and travel to the new service areas. We will use the funds raised from sources other than our primary offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

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

                            (c) Other Markets

During our nine years of developing our business plan and our small operations we have uncovered another potential target market in addition to the accounting industry: the travel/leisure industry. The entry into the travel/leisure industry appears to be easy and there is a large percentage of these business that are the traditional "mom and pop" operations that likely need assistance with administrative services as well as business planning.

                (iii) Any expected purchase or sale of plant and significant equipment?

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring five additional employees over the next 12 months. Accordingly, we are hoping to move to a new, larger location in 2004/2005, however, no locations have been identified at this time, and such move depends upon our securing sufficient capital.

                (iv) Employees

As of December 31, 2003 we had one full time employee, Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

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

Results of Operations

        (1)  General

During the year ended December 31, 2003, our assets consisted of our cash and receivables and our revenues were generated from services sold to businesses at large. The following table shows our revenues, expenditures and net income for the years from 1994-2003.

Table 4.0  Revenues, Expenses, and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME
1994	$ 6,551.00	$ 1,200.00	$ 5,351.00
1995	$ 22,856.00	$ 8,328.00	$ 14,528.00
1996	$ 19,004.00	$ 2,217.00	$ 16,787.00
1997	$ 21,320.00	$ 754.00	$ 20,566.00
1998	$ 8,000.00	$ 5,452.00	$ 2,548.00
1999	$ 8,000.00	$ 2,432.00	$ 5,568.00
2000	$ 8,000.00	$ 39,375.00	($31,375.00)
2001	$ 14,000.00	$ 42,088.87	($28,316.87)
2002	$14,560.00	$46,402.80	($31,842.80)
2003	$12,000	$47,806.58	($35,806.58)

It should be noted that a portion of the revenue generated from 2001 through 2003 was generated from a property management agreement with Avalon Development Enterprises, Inc. ("Avalon"). Our president, Marguerite Godels is a 50% shareholder in Avalon and provides the services required under the agreement to Avalon. This transaction was structured at arms length and the rates charged were and continue to be at fair market value. Mr. Charles Godels is a stockholder in Avalon Development Enterprises, Inc.

Although we are seeking to expand services to areas outside of the Tampa Bay area market, the uncertain economy could have a material adverse effect on such plans. While we have seen limited improvement in the Tampa Bay business economy, we cannot be assured that continued recovery will occur.

(2)  Results of Operations For the Period Ended December 31, 2003.

During the year ended December 31, 2003, we had revenues of approximately $12,000.00. Approximately 30% of this revenue was derived from a related entity, Avalon Development Enterprises, Inc. Our President, Marguerite Godels is also the President of this company and she is a fifty percent (50%) shareholder in Avalon as well as owning fifty-nine percent (59%) of our stock.

We utilized $1,507.97 of cash flow for operating activities. We had a $35,806.58 net loss including $32,890.48 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

We did not have any cash flows from investing activities for the year ended December 31, 2003, but did have utilization of cash flow of $1156.00 from financing activities resulting from the sale of stock.

The result of the above activity was a net cash decrease of $351.97 for the year ended December 31, 2003, which when deducted from $347.41 of cash and cash equivalents at the beginning of the period, resulted in ($4.56) of cash and cash equivalents at the end of the period.

We do not foresee any circumstances or events that will have an adverse impact on our operations. We do anticipate an increase in our business based on our current business plan and the activities of our officers and directors. Thus, we do not expect to satisfy our current cash requirements. We will need additional cash to implement the expansion strategy contained in our business plan, which includes expanding the business development/consulting services and to continue operations.

        (3)  Results of Operations For the Period Ended December 31, 2002

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

        (4)  Results of Operations Ended December 31, 2001

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

        (5)  Results of Operations Ended December 31, 2000

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

Liquidity & Capital Resources

During the year ended December 31, 2003, we had revenues of approximately $12,000.00.

We utilized $351.97 of cash flow for operating activities. We had a $35,806.58 net loss including $32,890.48 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

We did not have any cash flows from investing activities for the year ended December 31, 2003, but did have utilization of cash flow of $1156.00 from financing activities resulting from the sale of stock.

The result of the above activity was a net cash decrease of $351.97 for the year ended December 31, 2003, which when deducted from $347.41 of cash and cash equivalents at the beginning of the period, resulted in ($4.56) of cash and cash equivalents at the end of the period.

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

We believe that the minimal net cash increase for the years 2000, 2001, 2002 and the minimal net decrease in cash for the year ended December 31, 2003 will not be sufficient to sustain current and expanded operations and additional funds will be needed to support our business. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

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

Item 7.  Financial Statements.

FINANCIAL STATEMENTS
CONTENTS
Report of Randall N. Drake, C.P.A., Independent Auditor, as of December 31, 2003	F-2
Balance Sheet, December 31, 2003	F-3

Income Statement, for the Year Ended December 31, 2003	F-4
Statement of Cash Flows, for the Year Ended December 31, 2003	F-5
Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2003	F-6
Notes to the Financial Statements, December 31, 2003	F-7
Report of Randall N. Drake, C.P.A., Independent Auditor, as of December 31, 2002	F-8
Balance Sheet, December 31, 2002	F-9
Income Statement, for the Year Ended December 31, 2002	F-10
Statement of Cash Flows, for the Year Ended December 31, 2002	F-11
Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2002	F-12
Notes to the Financial Statements, December 31, 2002	F-13
Report of Randall N. Drake, C.P.A., Independent Auditors, as of December 31, 2001	F-14
Balance Sheet, December 31, 2001	F-15
Income Statement, for the Year Ended December 31, 2001	F-16
Statement of Cash Flows, for the Year Ended December 31, 2001	F-17
Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2001	F-18
Notes to the Financial Statements, December 31, 2001	F-19
Report of Randall N. Drake, C.P.A., Independent Auditors, as of December 31, 2000	F-20
Balance Sheet, December 31, 2000	F-21
Income Statement, for the Year Ended December 31, 2000	F-22
Statement of Cash Flows, for the Year Ended December 31, 2000	F-23
Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2000	F-24
Notes to the Financial Statements, December 31, 2000	F-25

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

Independent Auditor's Report

To the Board of Directors and Stockholders of
MCG Diversified, Inc.

I have audited the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of December 31, 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2003. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCG Diversified, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1993 (inception) to December 31, 2003 in accordance with accounting principles generally accepted in the United States of America.

/s/ RANDALL N. DRAKE, C.P.A.
Randall N. Drake, C.P.A.

March 26, 2004

Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2003

ASSETS
Current Assets:
Accounts Receivable	$2,294.00

TOTAL ASSETS	$2,294.00

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$4.56
Accrued Expenses	3,864.55

TOTAL LIABILITIES	3,869.11

Stockholder's Equity:
Common Stock, $.001 par value, 50,000,000 shares
authorized, 1,036,900 shares issued & outstanding	196.90
Contributed Capital	129,302.24
Retained Earnings	(131,074.25)
(1,575.11)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,294.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Operations
For the Year Ended December 31, 2003

Revenues	$12,000.00

Operating Expenses:
Bank/Brokerage Fees	1,262.95
Executive Compensation	36,000.00
Meals & Entertainment	406.25
Professional Fees	3,625.00
Rent	3,600.00
Supplies	811.03
Taxes	150.00
Telephone	828.15
Travel	1,123.20
47,806.58
.

Net Income (Loss)	($35,806.58)

Cumulative Revenue From Inception	$134,291.00

Cumulative Expenses From Inception	$196,036.25

Earnings (loss) per common share:
Net income (loss) per share	($0.05)

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended December 31, 2003
		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	$(35,806.58)	($61,973.25)
Depreciation	$0.00	12,964.00
Loss on Fixed Assets Disposition	0.00	197.00
Contributed Noncash Executive Compensation	32,890.48	128,175.14
(Increase) Decrease in:
Accounts Receivable	(1,706.42)	(2,294.00)
Increase (Decrease) in:
Accrued Expenses	3,114.55	3,864.55
	(1,507.97)	80,933.44

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	0.00	(69,101.00)
Issuance of Common Stock	1,156.00	1,324.00
	1,156.00	(67,777.00)

NET CASH INCREASE (DECREASE) FOR THE PERIOD	(351.97)	(4.56)

BEGINNING CASH	347.41	0.00

ENDING CASH	($4.56)	($4.56)

SUPPLEMENTAL DISCLOSURE:
Noncash Investing & Financing Activities
Decrease in Fixed Assets - Dispositions	$0.00	$13,161.00
Decrease in Accumulated Depreciation -
Fixed Asset Dispositions	$0.00	$12,964.00

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity
For the Year Ended December 31, 2003

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2003	168,000	$168.00	$95,284.66	$(95,267.67)	$184.99

Net Income (Loss)				(35,806.58)	(35,806.58)

May 15, 2003 6:1 Forward Split	840,000	0.00			0.00

June 16, 2003 Issuance of 28,900 Shares	28,900	28.90	1,127.10		1,156.00

Contributed Capital			32,890.48		32,890.48

Balances at December 31, 2003	1,036,900	$196.90	$129,302.24	($131,074.25)	($1,575.11)

The accompanying notes are an integral part of these financial statements.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

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

NOTE E - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($.05) were calculated based on a net loss numerator of ($35,806.58) divided by a denominator of 715,373 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during the year ended December 31, 2003:

January 1, 2003	168,000 common shares outstanding
May 15, 2003	1,008,000 common shares issued (6:1 forward split)
June 16, 2003	28,900 additional common shares issued

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

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

Item 8A. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated MCG Diversified, Inc.'s disclosure controls and procedures as of December 31, 2003, and they concluded that these controls and procedures are effective.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer. Based upon that evaluation, our company's President and Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date we carried out our evaluation

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Table 5.0

Name	Age	Position
Marguerite Godels	41	President, Chairman of the Board of Directors (1)
Laura L. Larsen	28	Secretary/Director
Jay D. Solomon	46	Treasurer/Director
Brian Bell	37	Director
Dale Salmon	38	Director

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

Table 6.0 Executive Compensation

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Under- lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Marguerite Godels (1), President, Chairman of the Board of Directors (6)	2000	-0-	-0-	40,625.00	-0-	-0-	-0-	-0-
	2001	-0-	-0-	36,000.00	-0-	-0-	-0-	-0-
	2002	-0-	-0-	36,000.00	-0-	-0-	-0-	-0-
	2003	-0-	-0-	32,890.48	-0-	-0-	-0-	-0-
Laura L. Larsen (2), Secretary	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon (3), Treasurer	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Bell (4), Director	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dale Salmon (5), Director	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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
(6) The amount in 2000 represents $4,625.00 in stock dividends paid to Ms. Godels and $36,000.00 in compensation that was foregone as contributed capital. The amount in 2001 represents $7,507.13 in paid compensation to Ms. Godels and $28,492.87 in compensation that was foregone as contributed capital. The amount in 2002 represents $5,208.21 in paid compensation to Ms. Godels and $30,791.79 in compensation that was foregone as contributed capital. The amount in 2003 represents $3,109.52 in paid compensation to Ms. Godels and $32,890.48 in compensation that was foregone as contributed capital.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2003, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 7.0 Beneficial Ownership

		Amount and Nature of Beneficial Ownership		Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner	Before Offering	After Offering	Before Offering	After Offering
Common Stock	Marguerite Godels (2)	600,000	600,000	59.52%	0.98%
	5950 Bikini Way North
	St. Petersburg, FL 33706
Common Stock	Laura L. Larsen	24,000	24,000	2.38%	0.04%
	7524 17th Lane North
	St. Petersburg, FL 33702
Common Stock	Jay D. Solomon, P.A.	24,000	24,000	2.38%	0.04%
	770 First Avenue North
	St. Petersburg, FL 33701
Common Stock	Brian Bell	24,000	24,000	2.38%	0.04%
	696 First Avenue North, Ste. 400
	St. Petersburg, FL 33701
Common Stock	Dale Salmon	24,000	24,000	2.38%	0.04%
	5171 98th Avenue North
	St. Petersburg, FL 33782
Common Stock	All Executive Officers and Directors as a Group (1)	696,000	696,000	69.05%	1.14%

(1) The percentages are based on a Before-Offering total of 1,036,900 shares of common stock issued and outstanding as of the date of this filing and assumes an After-Offering sale of all the additional 10,000,000 shares of common stock available for sale under our Form SB-2 Registration Statement (effective December 3, 2002) and none of the 1,036,900 shares of our selling security holders' shares.

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

b.  Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period ending December 31, 2003.

Item 14.  Principal Accountant Fees and Services.

a. Audit Fees.

During the fiscal years ended December 31, 2002 and 2003, MCG's principal auditor billed fees of approximately $2,750.00 and $3,625.00, respectively, for professional services rendered in connection with the audit of MCG's annual and quarterly financial statements for the respective fiscal periods. MCG's principal accountant did not bill any other audit-related fees during the respective time periods.

b. Tax Fees.

During the fiscal years ended December 31, 2002 and 2003, MCG's principal auditor did not charge any fees related to tax services.

c. All Other Fees.

During the fiscal years ended December 31, 2002 and 2003, MCG's principal auditor did not bill any other fees for professional services.

SIGNATURES

In accordance with Section 13 or 15D of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCG Diversified, Inc.

(Registrant)

By: /s/ MARGUERITE GODELS

Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ MARGUERITE GODELS	March 30, 2004
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer	(Date)

/s/ LAURA LARSEN	March 30, 2004
Laura Larsen, Secretary	(Date)

/s/ JAY D. SOLOMON	March 30, 2004
Jay D. Solomon, P.A., Treasurer, Chief Financial Officer, Principal Accounting Officer	(Date)

/s/ BRIAN BELL	March 30, 2004
Brian Bell, Director	(Date)

/s/ DALE SALMON	March 30, 2004
Dale Salmon, Director	(Date)