Form 10QSB
period 2004-03-31
MCG DIVERSIFIED INC
filed 2004-05-03
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, the registrant has outstanding 1,036,900 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," or "the Company" refer to MCG Diversified, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

Accountant's Review Report

To the Board of Directors and Stockholders of
MCG Diversified, Inc.

I have reviewed the accompanying balance sheet of MCG Diversified, Inc. (a development stage company) as of March 31, 2004, and the related statements of operation, changes in stockholders' equity, and cash flows for the three months then ended and for the period from December 29, 1993 (inception) to March 31, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCG Diversified, Inc.

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

Randall N. Drake, C.P.A.
Randall N. Drake, C.P.A.

 April 26, 2004

Telephone: 727-535-9764
Fax: 727-521-2825

MCG Diversified, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)
March 31, 2004

ASSETS
Current Assets:
Cash & Cash Equivalents	$22.18
Accounts Receivable	2,404.00
2,426.18

TOTAL ASSETS	$2,426.18

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$3,275.63

TOTAL LIABILITIES	3,275.63

Stockholder's Equity:
Common Stock, $.001 par value, 50,000,000 shares
authorized, 1,036,900 shares issued & outstanding	196.90
Contributed Capital	138,493.97
Retained Earnings	(139,540.32)
(849.45)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,426.18

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2004

Revenues	$3,000.00

Operating Expenses:
Bank/Brokerage Fees	224.00
Executive Compensation	9,000.00
Meals & Entertainment	16.68
Professional Fees	500.00
Rent	900.00
Supplies	244.25
Taxes	100.00
Telephone	200.34
Travel	280.80
11,466.07
.

Net Income (Loss)	($8,466.07)

Cumulative Revenue From Inception	$137,291.00

Cumulative Expenses From Inception	$207,502.32

Earnings (loss) per common share:
Net income (loss) per share	($0.01)

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2004
		Cumulative From
OPERATING ACTIVITIES:		Inception
Net Income	$(8,466.07)	($70,439.32)
Depreciation	$0.00	12,964.00
Loss on Fixed Assets Disposition	0.00	197.00
Contributed Noncash Executive Compensation	9,000.00	137,175.14
(Increase) Decrease in:
Accounts Receivable	(110.00)	(2,404.00)
Increase (Decrease) in:
Accrued Expenses	(588.92)	3,275.63
	(164.99)	80,768.45

INVESTING ACTIVITIES
Acquisition of Fixed Assets	0.00	(13,161.00)
	0.00	(13,161.00)

FINANCING ACTIVITIES:
Shareholder Distributions	0.00	(69,101.00)
Contributed Capital	191.73	191.73
Issuance of Common Stock	0.00	1,324.00
	191.73	(67,585.27)

NET CASH INCREASE (DECREASE) FOR THE PERIOD	26.74	22.18

BEGINNING CASH	(4.56)	0.00

ENDING CASH	$22.18	$22.18

SUPPLEMENTAL DISCLOSURE:
Noncash Investing & Financing Activities
Decrease in Fixed Assets - Dispositions	$0.00	$13,161.00
Decrease in Accumulated Depreciation -
Fixed Asset Dispositions	$0.00	$12,964.00

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Unaudited)
For the Three Months Ended March 31, 2004

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2004	1,036,900	$196.90	$129,302.24	($131,074.25)	($1,575.11)

Net Income (Loss)				(8,466.07)	(8,466.07)

Contributed Capital			9,191.73		9,191.73

Balances at March 31, 2004	1,036,900	$196.90	$138,493.97	($139,540.32)	($849.45)

See accompanying notes and accountant's report.

MCG Diversified, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2004

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

NOTE E - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($.01) were calculated based on a net loss numerator of ($8,466.07) divided by a denominator of 1,036,900 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during the three months ended March 31, 2004:
January 1, 2004	1,036,900 common shares outstanding

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

Presently, the cash necessary to support our business plan implementation is being supplied by the operations. However, this is only enough to sustain the business in its current manner and is not sufficient for the full implementation of the business plan, specifically, expanding the business development/consulting services. We believe that further cash will be needed to expand operations and management is currently discussing methods of raising additional cash for our planned expansion.

Management has determined that the business opportunity in the Tampa Bay area is keeping pace with the national trend and that the opportunities open to the company are consistent with our goals. Our business did not increase in the first quarter of 2004 due to our inability to move forward while we contemplate the best course of action for the company in raising its capital.

Management has determined that the lack of investment capital has been due in great part to the problems that beset industry in general. As a result, the company has spent the past quarter trying to develop alternative markets for the services it offers and the best sources for raising capital.

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

We anticipated that the funds from our offering that was registered with the Securities Exchange Commission and effective in December 2002, would provide us sufficient capital for the next twelve months. As a result of the lack of investment funds, we need to raise additional funds, which we will finance either through subsequent offerings of our shares or through other financing arrangements.

                (i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to further develop our cash flow model to attract investors by providing for liquidity in the future and then implementing our business plan so we can establish new corporate headquarters, hire additional staff, and expand our services to other areas of

Florida.  Specifically, we plan on expanding our services into Miami, Florida in or around the fourth quarter 2004. We also plan to offer our services in Orlando, Florida in or around the first quarter 2005. We would operate from the one physical facility in St. Petersburg and travel to the new service areas. We will use the funds raised in our offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

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

                (iv) Employees

As of March 31, 2004, we had one full time employee, Marguerite Godels. As our founder and President, Ms. Godels currently provides her time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence in the Tampa Bay area of Florida, and into nearby regions. We anticipate achieving growth by leasing additional staff through an employee leasing company, installing computers, and launching a professionally designed website to attract new clients.

Management's Discussion and Analysis

(1) Results of Operations For the Period Ended March 31, 2004

During the period ended March 31, 2004, our assets consisted of our cash and cash equivalents along with our trade receivables. We also generated revenues of $3,000.00 from providing our services. It should be noted, a portion of the revenue generated during the first quarter 2004 was generated from a property management agreement with Avalon Development Enterprises, Inc. ("Avalon"). Approximately 20% of our revenue was generated from Avalon. Our president, Marguerite Godels is a 50% shareholder in Avalon and provides the services required under the agreement to Avalon. This transaction was structured at arms length and the rates charged were and continue to be at fair market value. Mr. Charles Godels is a stockholder in Avalon Development Enterprises, Inc.

For the quarter ending March 31, 2004 we had a net loss of $8,466.07 which included $9,000.00 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

Our operations for the quarter ending March 31, 2004 utilized cash of $164.99. During the quarter ended March 31, 2004 we had cash flows from financing activities of $191.73 from contributed capital. Accordingly, for the quarter ending March 31, 2004 we realized a net increase in cash and cash equivalents of $26.74. When added to cash and cash equivalents of ($4.56) on hand at the beginning of the period, this resulted in cash and cash equivalents on hand at the end of the period March 31, 2004 of $22.18.

(2)  Results of Operations For the Year Ended December 31, 2003

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

(3)  Results of Operations For the Year Ended December 31, 2002

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

(4)  Results of Operations For the Year Ended December 31, 2001

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

Liquidity & Capital Resources

During the quarter ending March 31, 2004 we had a decrease in cash flow of ($164.99) for operating activities and a net loss of ($8,466.07.) We had cash flows of $191.73 from investing activities for the period ending March 31, 2004 that were due to contributed capital. As of March 31, 2004 our cumulative gross revenues since inception were $137,291.00 with a resulting net loss since inception of $70,439.32. This net loss since inception included a cumulative total of $137,175.14 of noncash expense in executive compensation which was foregone and recognized as contributed capital.

Compared to the same period ending March 31, 2003 our net loss increased by $123.59 with our net cumulative loss since inception increasing $35,930.17. Our net cash increase of $26.74 for the period ending March 31, 2004 improved over the net cash decrease of $278.76 for the same period ending March 31, 2003.

We believe that the minimal net cash increase and/or decrease for the years 2000, 2001, 2002 and 2003 and the minimal net increase in cash for the nine month period ending March 31, 2004 will not be sufficient to sustain expanded operations and additional funds will be needed to support future business operations when we expand. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

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

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have each independently concluded that, as of the as of March 31, 2004, our disclosure controls and procedures were effective at ensuring that required information was disclosed on a timely basis under the Exchange Act.

b. Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to March 31, 2004.

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
MCG Diversified, Inc.
Registrant

Date: April 30, 2004	/s/ MARGUERITE GODELS
Marguerite Godels, President, Chairman of the Board of Directors, Chief Executive Officer

Date: April 30, 2004	/s/ JAY D. SOLOMON
Jay D. Solomon, P.A., Treasurer, Chief Financial Officer, Principal Accounting Officer