Form 10QSB
period 2004-06-30
ELECTRO ENERGY INC
filed 2004-08-23
CIK 1175636

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission File number: 333-90614

                               ELECTRO ENERGY INC.
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                      59-3217746
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)

                30 SHELTER ROCK ROAD, DANBURY, CONNECTICUT 06810
                    (Address of principal executive offices)

                                 (203) 797-2699
                           (Issuer's telephone number)

                              MCG DIVERSIFIED, INC.
                             770 FIRST AVENUE NORTH
                          ST. PETERSBURG, FLORIDA 33701
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of August 23, 2004, was: 12,197,561

Transitional Small Business Format: Yes |_| No |X|

================================================================================

ELECTRO ENERGY INC.

FORM 10-QSB

INDEX


                                                                                                           PAGE
                                                                                                           -----
PART I--FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and                      3
                       December 31, 2003
              Condensed Consolidated Statements of Operations for the Six and Three Months                   5
                       Ended June 30, 2004 and 2003 (Unaudited)
              Condensed Consolidated Statements of Changes in Stockholders' Equity Deficiency                6
                       for the Six Months Ended June 30, 2004 (Unaudited)
              Condensed Consolidated Statements of Cash Flows for the Six and Three Months                   7
                       Ended June 30, 2004 and 2003 (Unaudited)
              Notes To Condensed Consolidated Financial Statements                                           9

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                     17

ITEM 3.       CONTROLS AND PROCEDURES                                                                       22


PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                                             22

ITEM 2.       CHANGES IN SECURITIES                                                                         22

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           24

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                              25

              SIGNATURES                                                                                    26

              EXHIBIT INDEX                                                                                 27


PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                              ELECTRO ENERGY INC. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                ASSETS
                                                       As of           As of
                                                      June 30,      December 31,
                                                        2004           2003
                                                    (UNAUDITED)
                                                     ----------     ----------
CURRENT ASSETS
   Cash                                              $3,293,762     $  269,970
   Accounts receivable                                  965,245        662,682
   Inventory                                            570,102        379,139
   Prepaid expenses and other current assets            246,432         27,207
                                                     ----------     ----------

      Total Current Assets                            5,075,541      1,338,998

PROPERTY AND EQUIPMENT, Net                             334,495        350,747

SECURITY DEPOSIT                                          8,836          8,901
                                                     ----------     ----------

      TOTAL ASSETS                                   $5,418,872     $1,698,646
                                                     ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              ELECTRO ENERGY INC. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                     As of           As of
                                                                    June 30,      December 31,
                                                                      2004            2003
                                                                  (UNAUDITED)
                                                                  ------------    ------------
CURRENT LIABILITIES
   Bank line of credit                                            $         --    $    100,000
   Current maturities of long-term debt                                230,660         268,696
   Notes payable - related parties                                          --         941,323
   Accounts payable                                                    389,057         478,546
   Accounts payable - related parties                                    8,489          24,366
   Interest payable                                                     27,564          20,351
   Interest payable - related parties                                   12,115         131,292
   Accrued expenses and other current liabilities                      179,067         178,734
                                                                  ------------    ------------

      Total Current Liabilities                                        846,952       2,143,308

LONG TERM DEBT, less current maturities                                387,090         402,223
                                                                  ------------    ------------

      TOTAL LIABILITIES                                              1,234,042       2,545,531
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.001 par value, 10,000 shares authorized;
      Series A Convertible Preferred Stock, 5,600 shares
      designated; 4,634 shares issued and outstanding in 2004
      ($4,634,000 liquidation preference)                                    5              --
   Common stock, $0.001 par value, 50,000,000 shares
      authorized; 12,197,561 shares issued and outstanding in
      2004, 8,038,989 shares issued and outstanding in 2003             12,198           8,039
   Additional paid-in capital                                       11,516,785       1,142,705
   Deferred compensation expense                                    (1,408,989)             --
   Warrant subscription receivable                                    (250,000)             --
   Accumulated deficit                                              (5,685,169)     (1,997,629)
                                                                  ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                        4,184,830        (846,885)
                                                                  ------------    ------------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIENCY)                          $  5,418,872    $  1,698,646
                                                                  ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              ELECTRO ENERGY INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
NET REVENUE
   Services                                       $    670,807    $    822,777    $  1,376,261    $  1,621,488
   Products                                          1,011,831              --       2,130,381              --
                                                  ------------    ------------    ------------    ------------
      TOTAL NET REVENUE                              1,682,638         822,777       3,506,642       1,621,488
                                                  ------------    ------------    ------------    ------------

COST OF REVENUE
   Cost of services                                    679,156         708,735       1,340,912       1,373,084
   Cost of services - related parties                       --          27,156              --          92,031
   Cost of products                                    744,361              --       1,427,596              --
                                                  ------------    ------------    ------------    ------------
      TOTAL COST OF REVENUE                          1,423,517         735,891       2,768,508       1,465,115
                                                  ------------    ------------    ------------    ------------

      GROSS PROFIT                                     259,121          86,886         738,134         156,373
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
   General and administrative                          414,424          22,139         728,514          57,314
   General and administrative - related parties         27,540          66,871          49,444         115,978
   Research and development                            100,000           4,538         100,000          10,377
                                                  ------------    ------------    ------------    ------------
      TOTAL OPERATING EXPENSES                         541,964          93,548         877,958         183,669
                                                  ------------    ------------    ------------    ------------

      OPERATING LOSS                                  (282,843)         (6,662)       (139,824)        (27,296)

INTEREST EXPENSE
   Interest expense                                     12,045           6,504          23,138          10,732
   Interest expense - related parties                  170,944          28,122         257,042          56,244
                                                  ------------    ------------    ------------    ------------
      TOTAL INTEREST EXPENSE                           182,989          34,626         280,180          66,976
                                                  ------------    ------------    ------------    ------------

      LOSS BEFORE  INCOME TAXES                       (465,832)        (41,288)       (420,004)        (94,272)

INCOME TAXES                                                --              --              --              --
                                                  ------------    ------------    ------------    ------------

NET LOSS                                              (465,832)        (41,288)       (420,004)        (94,272)

DEEMED DIVIDENDS ON PREFERRED STOCK                  3,267,536              --       3,267,536              --
                                                  ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                        (3,733,368)        (41,288)     (3,687,540)        (94,272)
                                                  ============    ============    ============    ============

NET LOSS PER SHARE ATTRIBUTABLE TO
COMMON STOCKHOLDERS - BASIC AND
DILUTED                                           $      (0.32)   $      (0.01)   $      (0.37)   $      (0.01)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN
COMPUTING NET LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS -
BASIC AND DILUTED                                   11,818,726       8,038,989       9,928,863       8,038,989
                                                  ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              ELECTRO ENERGY INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                     (UNAUDITED)
                                          For the Six Months Ended June 30, 2004
--------------------------------------------------------------------------------

                                                                Series A Convertible                                     Additional
                                                                  Preferred Stock               Common Stock              Paid-In
                                                                Shares        Amount         Shares        Amount         Capital
                                                              ----------------------------------------------------------------------
BALANCE - December 31, 2003                                     100,000   $      1,000      4,551,550   $     45,516   $  1,104,228

Adjustment for recapitalization                                (100,000)        (1,000)     3,487,439        (37,477)        38,477
                                                              ----------------------------------------------------------------------

BALANCE - December 31, 2003, as adjusted                             --             --      8,038,989          8,039      1,142,705

Exercise of employee stock options                                   --             --        439,205            440          6,560

Stock options issued to employees                                                                                         1,592,178

Amortization of deferred compensation expense

Conversion of notes payable to stockholders and
related accrued interest into common stock                                                  1,019,367          1,019      1,184,981

Reverse merger with MCG Diversified, Inc.                                                   2,700,000          2,700         (2,700)

Issuance of warrants                                                                                                        500,000

Proceeds from warrant subscription receivable

Net proceeds from issuance of preferred stock and warrants        4,634              5                                    3,825,525

Net loss                                                             --             --             --             --             --

Deemed dividends on preferred stock                                                                                       3,267,536
                                                              ----------------------------------------------------------------------
BALANCE - June 30, 2004 (Unaudited)                               4,634   $          5     12,197,561   $     12,198   $ 11,516,785
                                                              ======================================================================

                                                                Deferred        Warrant
                                                              Compensation    Subscription     Accumulated
                                                                Expense        Receivable         Deficit         Total
                                                              -------------------------------------------------------------
BALANCE - December 31, 2003                                   $         --    $         --    $ (1,997,629)   $   (846,885)

Adjustment for recapitalization                                                                                         --
                                                              -------------------------------------------------------------

BALANCE - December 31, 2003, as adjusted                                --              --      (1,997,629)       (846,885)

Exercise of employee stock options                                                                      --           7,000

Stock options issued to employees                               (1,592,178)                                             --

Amortization of deferred compensation expense                      183,189                                         183,189

Conversion of notes payable to stockholders and
related accrued interest into common stock                                                                       1,186,000

Reverse merger with MCG Diversified, Inc.                                                                               --

Issuance of warrants                                                              (350,000)                        150,000

Proceeds from warrant subscription receivable                                      100,000                         100,000

Net proceeds from issuance of preferred stock and warrants                                                       3,825,530

Net loss                                                                                          (420,004)       (420,004)

Deemed dividends on preferred stock                                                             (3,267,536)             --
                                                              -------------------------------------------------------------
BALANCE - June 30, 2004 (Unaudited)                           $ (1,408,989)   $   (250,000)   $ (5,685,169)   $  4,184,830
                                                              =============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              ELECTRO ENERGY INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
                                 For the Six Months Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(420,004)   $ (94,272)
                                                         ---------    ---------
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Interest accretion                                     218,847       13,744
    Depreciation and amortization                           38,462       22,718
    Stock options issued to employees                      183,189           --
  Changes in operating assets and liabilities:
    Accounts receivable                                   (302,563)      26,380
    Inventory                                             (190,963)      47,913
    Prepaid expenses and other current assets             (219,225)      (1,000)
    Accounts payable                                       (89,489)     (39,723)
    Accounts payable - related parties                     (15,877)       1,369
    Interest payable                                         7,213       82,048
    Interest payable - related parties                     (33,177)     (31,157)
    Accrued expenses and other current liabilities             333       35,020
                                                         ---------    ---------

        TOTAL ADJUSTMENTS                                 (403,250)     157,312
                                                         ---------    ---------

        NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                             (823,254)      63,040
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                      (22,210)      (3,796)
  Receipt of security deposit                                   65           --
                                                         ---------    ---------

        NET CASH USED IN
         INVESTING ACTIVITIES                            $ (22,145)   $  (3,796)
                                                         ---------    ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              ELECTRO ENERGY INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                                                     (UNAUDITED)
                                 For the Six Months Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                                     2004           2003
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments under bank line of credit                               (100,000)            --
  Repayments of long term debt                                        (63,339)       (30,249)
  Repayments under notes payable - related parties                    (50,000)            --
  Proceeds from issuance of preferred stock and warrants            4,634,500             --
  Issuance costs of preferred stock and warrants                     (808,970)            --
  Proceeds from issuance of warrants                                  150,000             --
  Proceeds from warrant subscription receivable                       100,000             --
  Proceeds from issuance of common stock                                7,000             --
                                                                  -----------    -----------

        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                       3,869,191        (30,249)
                                                                  -----------    -----------

        NET INCREASE IN CASH                                        3,023,792         28,995

CASH - Beginning                                                      269,970         30,404
                                                                  -----------    -----------

CASH  - Ending                                                    $ 3,293,762    $    59,399
                                                                  ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                                      $    87,297    $     2,341

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Conversion of notes payable and related accrued interest into
  common stock                                                    $ 1,186,000    $        --
  Issuance of warrants in exchange for warrant subscription
  receivable                                                      $   350,000    $        --

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - The Company

      Organization On June 9, 2004, Electro Energy, Inc. ("EEI"), a Delaware corporation entered into a merger with MCG Diversified, Inc. ("MCG"), incorporated in December 1993 in the State of Florida. MCG issued 9,497,561 unregistered shares of common stock for 100% of the outstanding common stock of EEI on a one-to-one basis. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for, on an historical cost basis, for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of EEI and the common stock of EEI has been retroactively restated to give effect to the exchange for MCG common stock. Immediately following the merger, MCG changed its name to Electro Energy Inc. ("New EEI").

      The condensed consolidated financial statements presented are those of New EEI and its wholly-owned subsidiary, EEI. Additionally, the accounts of EEI include the accounts of Mobile Energy Products, Inc., a wholly-owned subsidiary incorporated June 11, 2003, from its inception. Collectively, they are referred to herein as the "Company." Proforma unaudited information giving effect to the business acquisition from EaglePicher Technologies, LLC as if the acquisition occurred at the beginning of the period in the six and three months ended June 30, 2003 beginning of the period in the six and three months ended June 30, 2003 is not presented as financial information is not yet available.

      Nature of Business
      The Company is engaged in the development of products for use in providing energy and specifically focuses upon development of bipolar nickel metal hydride batteries and other battery chemistries and primarily provides contract research and development to the United States Government or its agencies.

      Additionally, the Company also has commercially viable products marketed and sold primarily to the United States Government or its agencies.


NOTE 2 - Summary of Significant Accounting Policies

      Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for the six months ended June 30, 2004 and 2003 not misleading. The audited condensed consolidated financial statements should be read in conjunction with the audited financial statements fro the years ended December 31, 2003 and 2002 contained in Form 8-K/A filed on August 23, 2004.

      Operating results for the six and three months ended June 30, 2004 are not necessarily indicative of results that would be expected for the year ended December 31, 2004.

      Loss Per Share
      Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares have been given retroactive effect to the recapitalization. Additionally, the shares of MCG have been included from the date of acquisition. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Securities that could potentially dilute earning per share ("EPS") in the future that were not included in the computation of diluted loss per share consist of the following as of June 30, 2004 and 2003:



                                                                          2004        2003
                                                                       ---------   ---------
      Preferred stock convertible into common stock                   1,853,600      86,206

      Notes payable - related parties convertible into common stock        --       732,759

      Warrants to purchase common stock                               1,081,510        --

      Options to purchase common stock                                2,332,121     412,560
                                                                      ---------   ---------

      Total potential common shares                                   5,267,231   3,292,606
                                                                      =========   =========


      Concentration of Credit Risk
      The Company maintains its cash accounts at financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2004 and December 31, 2003, the Company had cash balances in excess of federally insured limits of approximately $1,457,000 and $298,000, respectively.

      Revenue Recognition and Significant Customers
      The Company recognizes revenue on its contract research and development projects as the work is performed. Revenues from its commercially viable products are recognized upon shipment.

      For the six months ended June 30, 2004, the Company derived approximately 39% of its revenue from the United States Government or its agencies and 58% of its revenue from EaglePicher Technologies, LLC ("EaglePicher") pursuant to a supply agreement (See Note 10). For the six months ended June 30, 2003, substantially all of the Company's revenue was derived from the United States Government or its agencies. For the six months ended June 30, 2004, revenue from contract research and development projects and the sale of commercially viable products was 39% and 61% of net revenue, respectively. All of the Company's net revenue for the six months ended June 30, 2003 consisted of revenue from contract research and development projects.

      Stock-Based Compensation
      As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No.
      25. For the six months ended June 30, 2004, the Company recorded compensation expense in general administrative expenses amounting to $183,189 related to 610,245 stock options granted to employees.

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       The following table illustrates the effect on net loss attributable to common stockholders if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the six and three months ended June 30, 2004 and 2003:


                                                                            THREE MONTHS                SIX MONTHS
                                                                           ENDED JUNE 30,              ENDED JUNE 30,
                                                                  ----------------------------    -------------------------
                                                                         2004         2003            2004         2003
                                                                  ---------------    ---------    ------------    ---------

      Net loss as reported attributable to common stockholders    $   (3,733,368)   $ (41,288)   $ (3,687,540)   $ (94,272)
      as reported
      Add:  stock-based employee compensation expense included             93,178          --         183,189            --
      in reported net loss
      Deduct:  total stock-based employee compensation expense            (96,982)     (20,851)       (188,304)     (41,701)
      determined under fair and minimum value-based methods
      for all options
                                                                  ---------------    ---------    ------------    ---------
      Proforma net loss attributable to common stockholders as    $    (3,737,172)   $ (62,139)   $ (3,692,655)   $(135,973)
      reported
                                                                  ===============    =========    ============    =========
      Proforma net loss per share attributable to common          $         (0.32)   $   (0.01)   $      (0.37)   $   (0.02)
      stockholders (basic and diluted)                            ===============    =========    ============    =========



      The fair and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:



                                       THREE MONTHS                          SIX MONTHS
                                       ENDED JUNE 30,                       ENDED JUNE 30,
                             ---------------------------------    -----------------------------------
                                   2004              2003               2004               2003
                             ------------------  --------------   -----------------   ---------------
      Expected Life (Years)                10              10                  10                10
      Interest Rate                     3.250%          5.712%              4.348%            5.712%
      Annual Rate of Dividends             --%             --%                 --%               --%
      Volatility                       90.642%             --%             90.642%               --%



      The weighted average fair and minimum values of the options at date of grant using an option-pricing model is estimated at $.98 and $.21 per option for the six months ended June 30, 2004 and 2003, respectively, and $3.33 and $.21 for the three months ended June 30, 2004 and 2003, respectively.


NOTE 3 - Inventory

      Inventory consists of the following as of June 30, 2004 and December 31, 2003:

                                                2004                2003
                                          -----------------   -----------------
      Raw materials                              $ 341,285           $ 253,036
      Work in progress                             228,817             126,103
                                          -----------------   -----------------
      Total                                      $ 570,102           $ 379,139
                                          =================   =================

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - Property and Equipment

      Property and equipment consists of the following as of June 30, 2004 and December 31, 2003:


                                                                                                 ESTIMATED
                                                             2004               2003           USEFUL LIVES
                                                        -----------------  ------------------  ----------------
      Equipment                                         $         499,537           $ 477,327      5 to 7 Years
      Leasehold improvements                                       30,359              30,359           3 Years
                                                        -----------------  ------------------
                                                                  529,896             507,686

      Less:  Accumulated depreciation and amortization            195,401             156,939
                                                        -----------------  ------------------
      Property and Equipment, Net                       $         334,495  $          350,747
                                                        =================  ==================


      Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 was $38,462 and $22,718, respectively, and $19,292 and
      $11,403 for the three months ended June 30, 2004 and 2003, respectively.


NOTE 5 - Bank Line of Credit

      The Company has a $100,000 unsecured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank's prime lending rate (5.00% as of June 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the three months ended June 30, 2004. The unused line of credit is $100,000 as of June 30, 2004.

      Interest expense related to the line of credit amounted to $2,542 and $2,655 for the six months ended June 30, 2004 and 2003, respectively, and $1,278 and $1,342 for the three months ended June 30, 2004 and 2003, respectively.

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6 - Long-Term Debt

      Long-term debt consists of the following as of June 30, 2004 and December 31, 2003:



                                                                                      2004         2003
                                                                                   ---------    ---------
Notes payable to Connecticut Innovations, Incorporated ("CII"): Commencing June
1997 and maturing June 2007 with interest at 2.0% per annum and quarterly installments of $375 in the first four years and interest at 10.0% per annum and quarterly installments of $1,389
thereafter                                                                         $  62,840    $  62,840
Commencing September 1998 and maturing September 2008 with interest at 2.0% per annum and quarterly installments of $300 in the first four years and interest at 10.0% per annum and quarterly installments
of $1,112 thereafter                                                                  60,000       60,000
Commencing November 1998 and maturing November 2008 with interest at
2.0% per annum and quarterly installments of $298 in the first four years and interest at 10.0% per annum and quarterly installments of
$1,102 thereafter                                                                     59,500       59,500
                                                                                   ---------    ---------
                                                                                     182,340      182,340
Note payable requiring 24 monthly installments of $5,042 commencing
July 2002 bearing interest at 5.2%                                                        --       45,375
Note payable requiring 12 monthly installments of $2,744 commencing
January 2004 bearing interest at 9%                                                   13,418       31,382
Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October
2004 and is secured by assets acquired in connection with the purchase of its alternative energy business:
Face Value                                                                           450,000      450,000
Remaining discount to fair value (effective interest rate of 5%)                     (28,008)     (38,178)
                                                                                   ---------    ---------
Fair Value                                                                           421,992      411,822
                                                                                   ---------    ---------
Total long-term debt                                                                 617,750      670,919
Less:  current maturities                                                            230,660      268,696
                                                                                   ---------    ---------
Total long-term debt, less current maturities                                      $ 387,090    $ 402,223
                                                                                   =========    =========


      The CII notes payable provided working capital for specific contract research and development projects. The terms of these notes provide for royalty payments due CII in the event such projects yield a commercially viable product or patented process. The royalty payment will equal 15% of licensing or royalty fees earned by the Company related to the specified projects limited to 200% of the original principal balance of the related

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      note. The Company has not realized revenues subject to royalties related to the CII notes payable for the six months ended June 30, 2004. The Company has not made the scheduled principal and interest payments since October 2002. The Company has an agreement with CII whereby CII has waived its rights to any collection actions, remedies, fees and expenses resulting from events of default through November 12, 2004. Further, until a new funding agreement is arranged, CII agreed to apply any payments made to principal and interest as originally scheduled.

      Accretion related to the long-term debt amounted to $10,170 and $5,115 for the six and three months ended June 30, 2004, respectively.

      Interest expense related to the long-term debt amounted to $7,213 and $8,391 for the six months ended June 30, 2004 and 2003, respectively, and $2,269 and $771 for the three months ended June 30, 2004 and 2003, respectively.


NOTE 7 - Stockholders' Equity

      Preferred Stock
      The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share, of which 5,600, increased from 5,500 in August 2004, are designated as Series A Convertible Preferred Stock ("Series A Preferred") as specified in the Certificate of Designation (the "Certificate").

      Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Certificate, into 400 shares of the Company's common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Certificate. Each share of the Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. For the six months ended June 30, 2004, the Company issued 4,634 shares of the Series A Preferred stock in a private placement (See below).

      Concurrent with the merger, 100,000 shares of EEI Series A Convertible Preferred Stock, $.01 par value ("EEI Preferred Stock"), originally convertible into 85,950 shares of EEI common stock, was converted into 214,875 of EEI common stock. The common stock issued in excess of it original terms, valued at $453,816, was deemed a preferred stock dividend to the holders.


      Common Stock
      The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of June 30, 2004, the Company had reserved 2,500,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the "1993 Plan"). On June 9, 2004, the Company's common stock was split 1.719 to 1. The effects of the stock split have been given retroactive effect in these financial statements for all periods presented. For the six months ended June 30, 2004, the Company issued 439,205 shares of common stock for $7,000 upon the exercise of employee stock options.

      Warrants
      The Company had previously issued warrants to purchase 412,560 shares of its common stock in connection with its notes payable to related parties (See Note 9). The warrants are exercisable at $1.16 per share over a five-year period with expirations beginning in April 2007 through November 2008. The weighted average fair value of the warrants at date of issuance using an option-pricing model is estimated at $1.08 per warrant. The total estimated value of the warrants, amounting to $260,207 was recorded as a debt discount and as additional paid-in capital as of the date of issuance. On June 9, 2004, a warrant to purchase 154,710 post-split shares of common stock was relinquished by a holder of the warrant.

      In March 2004, EEI had issued warrants to purchase 156,250 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with merger, the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company's common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company has satisfied the contract terms to date and collected $250,000 as of June 30, 2004. The outstanding warrant subscription receivable was $250,000 as of June 30, 2004 and will be received in increments of $50,000 in August, September, October, November, and December of 2004.

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      Additionally, in June 2004, the Company issued 4,634 warrants in a private placement (See below). Each warrant entitles the holder to purchase 200 shares of common stock at $2.50 per share through July 16, 2007.

      Private Placement
      Concurrent with the merger and on June 30, 2004, the Company completed a private placement of 4,634 units at a purchase price of $1,000 per unit. Each unit consists of one share of Series A Preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $4,634,000 and net proceeds amounted to approximately $3,826,000.

      Gross proceeds allocated to the issuance of the Series A Preferred stock amounted to $2,813,720 and resulted in a beneficial conversion feature in that amount and was deemed a preferred stock dividend to the holders.

      The warrants were valued at $1,821,280 and resulted in an increase to additional paid-in capital.

      Stock Options
      As of June 30, 2004, the Company had reserved 2,500,000 shares of common stock for issuance under its 1993 Plan. The options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements and recorded compensation expense in general and administrative expenses amounting to $183,189 related to 710,245 stock options granted to employees for the six months ended June 30, 2004.

      Stock option activity under the 1993 Plan for the six months ended June 30, 2004 is as follows:


                                           NUMBER OF      WEIGHTED-AVERAGE
                                             OPTIONS       EXERCISE PRICE
                                           ----------     -----------------
      Balance-December 31, 2003            2,061,081                  $0.40
      Granted                                710,245                   1.27
      Exercised
                                            (439,205)                   .02
                                            ---------     -----------------
      Balance-June 30, 2004                 2,332,121                 $0.40
                                            =========     =================


      Stock options outstanding and exercisable, by price range, as of June 30, 2004 are as follows:



                                     WEIGHTED-AVERAG
                                        REMAINING
                                       CONTRACTUAL   WEIGHTED-AVERAGE                        WEIGHTED-AVERAGE
      EXERCISE PRICE       AMOUNT     LIFE IN YEARS   EXERCISE PRICE     AMOUNT EXERCISABLE   EXERCISE PRICE
      --------------     ----------   -------------  -----------------   ------------------   --------------
              $0.26       1,192,126             5.1            $0.26              1,192,126            $0.26
              $1.16       1,039,995             8.9            $1.16                214,875            $1.16
              $2.00         100,000             9.9            $2.00                     --               --
      --------------     ----------   -------------  -----------------   ------------------   --------------
                          2,332,121             7.0            $1.17             $1,407,001            $0.40
                          =========   =============  =================   ==================   ==============


NOTE 8 - Income Taxes

      The Company has net operating loss carryforwards ("NOL's") of approximately $1,528,300 as of December 31, 2003 that will be available to offset future taxable income. The Company has concluded that a full valuation allowance was appropriate for the NOL's as they are not assured to be utilized prior to their expiration.

ELECTRO ENERGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 9 - Related Parties

Notes Payable
Concurrent with the merger, EEI converted its notes payable to a stockholder and individuals and entities related to a stockholder and related accrued interest, amounting to $1,100,000 and $86,000, respectively, into 1,019,367 shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004. The notes were convertible into the EEI's common stock at a rate of $1.16 per share. In connection with the above notes, the Company issued warrants to purchase 412,560 shares of the Company's common stock at $1.16 per share. On June 9, 2004, a warrant to purchase 154,710 shares of EEI common stock was relinquished by a holder of the warrant. The terms of the warrants are five years from the issuance of the related notes with expirations beginning in April 2007 through November 2008. The total estimated value of the warrants amounted to $260,207 (See Note 7), and represents deferred interest that was to be accreted over the term of the related notes. Upon conversion of the notes, the remaining deferred interest, amounting to $107,140, was accreted into interest expense.

Accretion of deferred interest related to the notes payable to related parties amounted to $208,677 and $13,744 for the six months ended June 30, 2004 and 2003, respectively, and $150,496 and $6,872 for the three months ended June 30, 2004 and 2003, respectively.

Interest payable and interest expense related to the notes payable to related parties amounted to $12,115 and $48,365 as of and for the six months ended June 30, 2004, respectively, and interest expense for the six months ended June 30, 2003 was $56,244. Interest expense related to notes payable to related parties amounted to $15,590 and $34,994 for the three months ended June 30, 2004 and 2003, respectively.

Consulting Services
Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $49,444 and $208,009 for the six months ended June 30, 2004 and 2003, respectively, and $27,540 and $94,027 for the three months ended June 30, 2004 and 2003, respectively. Amounts due to these related parties as of June 30, 2004 and December 31, 2003 were $8,489 and $24,366, respectively.


NOTE 10 - Commitments and Contingencies

Operating Leases
The Company conducts its operations from two facilities that are leased under noncancelable operating leases expiring in July 2005 and March 2010 requiring minimum monthly payments of $9,239 and $23,875, respectively. The Company has an option to renew the lease related to one of its facilities through July 2006 with substantially similar terms. Rental expense related to facilities under operating leases amounted to $185,666 and $55,434 for the six months ended June 30, 2004 and 2003, respectively, and $92,833 and $27,717 for the three months ended June 30, 2004 and 2003, respectively.

Supply Agreement
The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. The prices are subject to upward adjustment correlated with cost of raw material increases, as defined in the agreement. The agreement expires September 2008 with renewal options annually thereafter.

Executive Compensation
The Company entered into an employment agreement effective January 1, 2004 through December 31, 2005 with its President and Chief Operating Officer. The agreement provides for compensation of $235,000 per annum, 343,800 stock options, certain other benefits and severance payments under certain circumstances, including termination of employment. Compensation expense under this agreement amounted to $115,693 and $58,751 for the six and three months ended June 30, 2004.


NOTE 11 - Subsequent Events

On July 15, 2004, the Company completed the private placement of 867 units at a purchase price of $1,000 per unit. Each unit consists of one share of series A convertible preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $867,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                    Overview

      On June 9, 2004, the Company completed a so-called "reverse merger" transaction, in which the Company caused EEI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, to be merged with and into Electro Energy, Inc., a Delaware corporation engaged in the business of developing, manufacturing and commercializing high-powered, rechargeable bipolar nickel-metal hydride batteries for use in a wide range of applications (hereinafter referred to as "EEI"). As a result of the merger, EEI became the Company's wholly-owned subsidiary with EEI's former security holders acquiring a majority of the outstanding shares of the Company's common stock. The reverse merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated May 7, 2004 (the "Merger Agreement"), as discussed below. Concurrently with the closing of the reverse merger, the Company completed a private placement to new investors of shares of its series A convertible preferred stock and warrants to purchase common stock, and received at the initial closing of the private placement (the "Initial Closing") gross proceeds of $3,001,000. Subsequent to June 30, 2004, the Company consummated an additional closing to complete the offering of a total of $5,501,000, including an over-allotment of $1,001,000. With the proceeds of the private placement, the Company will continue the business of EEI as its sole line of business under EEI's management.

      Immediately following the closing of the reverse merger, the Company changed its corporate name from MCG Diversified, Inc. ("MCG Diversified") to Electro Energy Inc. The board of directors and the holders of a majority of the outstanding shares of common stock of MCG Diversified approved the corporate name change prior to and as part of the closing of the reverse merger.

      Pursuant to the Merger Agreement, at closing, the Company issued 9,497,561 shares of common stock to the former security holders of EEI, representing approximately 70.9% of the Company's outstanding common stock following the merger (assuming the issuance 1,200,400 shares of common stock upon conversion of series A convertible preferred stock issued pursuant to the Initial Closing), in exchange for 100% of the outstanding capital stock of EEI.

      The Company assumed all of EEI's obligations under its 1993 Stock Compensation Plan and reserved 2,500,000 shares of common stock for stock options issued and issuable under that plan. At the time of the merger, EEI had outstanding stock options to purchase 2,332,121 shares of common stock, which outstanding options were amended by action of EEI's Board of Directors to become stock options to purchase shares of the Company's common stock. In addition, all outstanding warrants to purchase shares of EEI common stock issued by EEI prior to the merger were amended to become warrants to purchase the Company's common stock on the same terms and conditions as those warrants issued by EEI. At the closing of the merger, all of the outstanding EEI warrants were exercisable into an aggregate of 526,444 shares of EEI common stock, and were amended to become warrants to purchase a like number of shares of the Company's common stock. In addition, holders of EEI's preferred stock and shareholder notes converted those instruments to common stock of EEI immediately prior to the closing of the merger.

      In connection with the merger, the Company completed an initial closing of a private placement of 3,001 units, each unit consisting of one share of the Company's series A convertible preferred stock, par value $.001 per share, and a detachable warrant to purchase shares of common stock, at a purchase price of $1,000 per unit, to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated April 8, 2004, as supplemented. Each share of series A preferred stock is initially convertible into 400 shares of common stock at any time. The warrants entitle each holder to purchase 200 shares of common stock at an exercise price of $2.50 per share through July 16, 2007.

      The Company received gross proceeds from the initial closing of the private placement of $3,001,000, inclusive of $61,000 of transaction fees and expenses which were converted at the closing into units in the private placement.

      After the closing of the merger and the initial closing of the private placement, the Company had outstanding 12,197,561 shares of common stock, 3,001 shares of series A convertible preferred stock (which are convertible into 1,200,400 shares of common stock at any time), warrants to purchase 1,589,144 shares of common stock, and stock options to purchase 2,332,121 shares of common stock.

      The 9,497,561 shares of common stock that were issued to the former security holders of EEI at the closing of the merger and 526,444 shares of common stock that are reserved for issuance upon the exercise of the warrants received in exchange for the outstanding EEI warrants will represent, in total, approximately 66.9% of the total number of outstanding shares of common stock, assuming the conversion of all series A convertible preferred stock and exercise of all outstanding warrants following the closing of the private placement.

      Subsequent to June 30, 2004, the Company consummated an additional closing to complete the offering of a total of $5,501,000, including an over-allotment of $1,001,000.

      In connection with the merger, 4,999,800 shares of common stock owned by Marguerite Godels, one of the Company's former directors, were repurchased and cancelled by the Company for an aggregate consideration of $100.00. Giving effect to the cancellation of her shares, there were 2,700,000 shares of common stock outstanding before giving effect to the stock issuances in the merger and private placement. The 2,700,000 shares constitute the Company's "public float" prior to the merger.

      Accounting Treatment; Change of Control. The merger is being accounted for as a "reverse merger," since the former stockholders of EEI own a majority of the outstanding shares of common stock of the Company immediately following the merger. No arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of the Company's board of directors and, to the knowledge of the Company, no other arrangements exist that might result in a change of control in the future. As a result of the issuance of the 9,497,561 shares of common stock of the Company and the change in the majority of directors, a change in control occurred on the date of the consummation of the merger. As of the time immediately following the closing, the Company continued to be a "small business issuer," as defined under the Securities Exchange Act of 1934, as amended.

      Following the merger, all of the Company's business operations have been and will be conducted through its wholly-owned subsidiary, EEI. Prior to the merger, there were no material relationships between the Company and EEI, any of their respective affiliates, directors or officers, or any associates of their respective officers or directors. All of the Company's material liabilities were settled and paid in full prior to the merger. The consideration exchanged in the merger was determined as a result of arm's-length negotiation among the parties.

      The Company was formed as a Florida corporation in December 1993. From then until the merger discussed above, the Company was largely an equipment and furniture leasing company. After the merger, the Company discontinued those operations and succeeded to the business of EEI as its sole line of business under the direction of EEI management. Accordingly, unless otherwise indicated or the context otherwise requires, all references below to the terms "the Company," "we," "our" or "us" mean our company and EEI, on a combined basis after the merger.

      Our activities have been directed at the development of bipolar nickel-metal hydride batteries. Our business strategy has historically been to seek government funding to support the development of our novel battery concept. From 1992 to 2003, we received approximately $18 million of government funding for bipolar nickel-metal hydride battery development. Our programs have been supported by the U.S. Army (for field radios and silent watches), the Naval Air Systems Command and the U.S. Air Force (for use in F-18 and F-16 fighter aircraft), the Ballistic Missile Defense Organization (BMDO), the National Aeronautics and Space Administration (NASA), the National Institutes of Health
(NIH), the Department of Energy (DOE), The Partnership for a New Generation of Vehicle (PNGV) and the State of Connecticut. These programs have focused on basic materials technology and prototype development of specialty bipolar nickel-metal hydride batteries for military communications, satellites, aircraft auxiliary power, medical applications and hybrid electric vehicles. We intend to use the technology and products developed by us as a springboard into commercial applications and manufacturing. Our management is refining our commercial market opportunities while pursuing additional development activities. In this way, we aim to minimize our exposure in entering niche markets while maximizing our ability to capitalize on our product strengths and our understanding of our customers' requirements. On October 1, 2003, we acquired the Colorado Springs battery activities at EaglePicher and expanded our activities into producing nickel cadmium batteries. Management's Discussion and Analysis of Financial Condition and Results of Operations. For the Three and Six Months Ended June 30, 2004

Results of Operations

Net Revenue

      Consolidated net revenue for the second quarter of 2004 was $1,682,638 compared with $822,777 for the same period of 2003, an increase of $859,861, or 48.0%. Net revenue for the first six months of 2004 was $3,506,642 compared with $1,621,488 for the same period of 2003, an increase of $1,885,154, or 116.3%. Of the revenue increase, $1,011,831 and $2,130,381 for the second quarter of 2004 and the first six months ended June 30, 2004, respectively, was attributable to consolidating the revenues of Mobile Energy Products, Inc. ("MEP"), whose operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC ("EaglePicher") offset by revenue decreases of $151,970 for the quarter ended and revenue increases of $245,227 for the first six months ended June 30, 2004 for the base business. The primary reason for the decline in the base business in the quarter was related to delays in timely receipt of new pending and continuations of existing U.S. government research and development contracts. The Company believes that revenues from U.S. government research and development contracts awarded or extended in June and July 2004 will bring revenues consistent with 2003 in the second half of 2004.

      Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounted to $944,530, or 56%, and $2,050,969, or 58%, for the second quarter ended and first six months ended June 30, 2004, respectively. The Company believes that revenues generated under this supply agreement will be lower in the second half of 2004.

Gross Profit

      The gross profit for the second quarter of 2004 was $259,121 (7.4% of net revenue) compared to $86,886 (5.4% of net revenue) for the same period of 2003. Gross profit for the first six months of 2004 was 738,134 (21.0% of net revenue) compared to 156,373 (9.6% of net revenue) for the same period of 2003. The gross profit increase was mainly driven by consolidating the revenues and cost of revenues of MEP. MEP delivers commercially viable products to market under contracts yielding higher gross profit than the Company's mix of cost plus and fixed fee type contracts.

General and Administrative Expenses

      General and administrative ("G&A") expenses for the second quarter of 2004 were $441,964 (12.6% of net revenue) compared with $89,010 (5.5% of net revenue) for the same period of 2003, an increase of $352,954. G&A expenses were $777,958 (22.1% of net revenue) for the first six months of 2004 versus $173,301 (10.7% of net revenue) for the same period of 2003, an increase of $604,666. Of the increase, 46.8% and 51.6% for the second quarter and for the first six months of 2004, respectively, was mainly driven by consolidating the general and administrative expenses of MEP. Of the remaining increase, 51.9% and 30.3% was related to stock-based employee compensation expense related to the issuance of stock options to employees for the second quarter and for the first six months of 2004, respectively. The deferred compensation expense related to stock options issued to employees during the first six months of June 2004 was $1,592,178. The remaining balance as of June 30, 2004 was $1,408,989 and will be fully amortized through June 2008. The remaining increase in G&A was primarily a result of increased accounting and legal expenses and salaries and benefits for new employees to support future operating activities.


Interest Expense


      Interest expense for the second quarter of 2004 was $182,989, compared with $34,626 for the same period of 2003, an increase of $148,363. Interest expense for the first six months of 2004 was $280,180 compared with $66,976 for 2003, an increase of $213,204. Of the increase, $194,933 was related to the increase of accretion of deferred interest related to the notes payable to related parties. Concurrent with the merger, the Company converted its notes payable to related parties and related accrued interest amounting to $1,100,000 and $86,000, respectively into shares of its common stock. The notes carried interest at 10% annum and were due on demand maturing in November 2004. The remaining increase primarily resulted from the accretion of deferred interest related to long-term debt amounting to $10,170 and issuances of notes payable to related parties.

      The Company has a $100,000 secured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank's prime lending rate (5.00% as of June 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the second quarter. The unused line of credit is $100,000 as of June 30, 2004. Interest expense related to the line of credit amounted to $2,542 and $2,655 for the six months ended June 30, 2004 and 2003, respectively.


Net Loss


      Net loss for the second quarter of 2004 was $(465,832), compared to a net loss of $(41,288) for the same period of 2003. Net loss for the first six months of 2004 was $(420,004), compared to a net loss of $(94,272) for the same period of 2003.


      Deferred compensation expense related to stock options issued to employees during the first six months of June 2004 was $1,592,178. The remaining balance as of June 30, 2004 was $1,408,989 and will be fully amortized through June 2008 expensed in G&A.


Net Loss Attributable to Common Stockholders

      Net loss attributable to common stockholders for the second quarter of 2004 was $(3,733,368) or $(.32) cents per share (basic and diluted), compared to a net loss of $(41,288) or $(.01) cents per share (basic and diluted) for the same period of 2003. Net loss attributable to common stockholders for the first six months of 2004 was $(3,687,540) or ($.37) cents per share (basic and diluted), compared to a net loss of $(94,272) or $(.01) cents per share (basic and diluted) for the same period of 2003.

      The Company recorded a one-time, non-cash item to recognize deemed dividends on preferred stock in the amount of $3,267,000. Of this amount, $2,813,720 resulted from the beneficial conversion of the underlying shares of common stock associated with issuance of new series A convertible preferred stock and detachable warrants in June 2004. An additional $453,816 resulted from the conversion of old EEI series A convertible preferred stock into shares of common stock.

      On July 15, 2004, the Company completed a private placement of 867 units. Each unit consists of one share of series A convertible preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. The Company will record a one-time, non-cash expense to recognize deemed dividends related to this private placement in July 2004.


Financial Condition


Liquidity and Capital Resources


The Company's working capital, current ratio and long-term debt to equity ratio are as follows:


                                       JUNE 30, 2004     DECEMBER 31, 2003
                                       -------------     -----------------

      Working capital                      4,228,589              $(804,310)

      Current ratio                        5.99 to 1               .62 to 1

      Long-term debt to equity ratio         9.2%                    (47.5)%

      The Company has a $100,000 unsecured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank's prime lending rate (5.00% as of June 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the three months ended June 30, 2004. The unused line of credit is $100,000 as of June 30, 2004.

      The Company's long-term debt was $617,750 as of June 30, 2004. Current maturities of long-term debt are $230,660 as of the same period. During the first six months of 2004, debt decreased by $53,169 compared to total debt at December 31, 2003.

      The Company made repayments on a note payable requiring 24 monthly installments of $5,042 commencing July 2002 and on a note payable requiring 12 monthly installments of $2,744 commencing January 2004 bearing interest at 9% in the amount of $45,375 and $17,964, respectively.


      The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its alternative energy business. As of June 30, 2004, the note payable has a face value of $450,000 with a remaining discount to fair value of $28,008. During the six months ended June 30, 2004, the Company accreted an additional $10,170 of interest at an effective rate of 5%, increasing the fair value of the note payable to $421,992.

      The Company has three notes payable with Connecticut Innovations, Incorporated ("CII"). CII notes payable provided working capital for specific contract research and development projects. The terms of these notes provide for royalty payments due CII in the event such projects yield a commercially viable product or patented process. The royalty payment will equal 15% of licensing or royalty fees earned by the Company related to the specified projects limited to 200% of the original principal balance of the related note. The Company has not realized revenues subject to royalties related to the CII notes payable for the six months ended June 30, 2004. The Company has not made the scheduled principal and interest payments since October 2002. The Company has an agreement with CII whereby CII has waived its rights to any collection actions, remedies, fees and expenses resulting from events of default through November 12, 2004. Further, until a new funding agreement is arranged, CII agreed to apply any payments made to principal and interest as originally scheduled. The notes payable and related interest payable to CII are $182,340 and $27,564, respectively, as of June 30, 2004.

      Concurrent with the merger, the Company converted its notes payable to a stockholder and individuals and entities related to a stockholder and related accrued interest, amounting to $1,100,000 and $86,000, respectively, into 1,019,367 shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004. The notes were convertible into the Company's common stock at a rate of $1.16 per share. In connection with the above notes, the Company issued warrants to purchase 412,560 shares of the Company's common stock at $1.16 per share. On June 9, 2004, a warrant to purchase 154,710 shares of EEI common stock was relinquished by a holder of the warrant. The terms of the warrants are five years from the issuance of the related notes with expirations beginning in April 2007 through November 2008. The total estimated value of the warrants amounted to $260,207 and represents deferred interest that was to be accreted over the term of the related notes. Upon conversion of the notes, the remaining deferred interest, amounting to $107,140, was accreted into interest expense. The Company plans to pay $12,115 of remaining interest payable related to the notes payable in cash.

      In March 2004, the Company had issued warrants to purchase 156,250 shares of its Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with merger, the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company's common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company has satisfied the contract terms to date and collected $250,000 as of June 30, 2004. The outstanding warrant subscription receivable was $250,000 as of June 30, 2004 and will be received in increments of $50,000 in August, September, October, November, and December of 2004.

      Concurrent with the merger and on June 30, 2004, the Company completed a private placement of 4,634 units at a purchase price of $1,000 per unit. Each unit consists of one share of Series A Convertible Preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $4,634,000.

      Gross proceeds allocated to the issuance of the Series A Convertible Preferred stock amounted to $2,813,720 and resulted in a beneficial conversion feature of $4,928,056 deemed a preferred stock dividend to the holders.

      The warrants were valued at $1,821,280 and resulted in an increase to additional paid-in capital.

      On July 15, 2004, the Company completed the private placement of 867 units at a purchase price of $1,000 per unit. Each unit consists of one share of series A convertible preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $867,000.

      Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement of series A convertible preferred stock, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company expects to make significant investments in plant, property, and equipment to expand its manufacturing capabilities to manufacture its patented bipolar nickel-metal hydride batteries.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

      This quarterly report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company's management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors that could materially and adversely impact the Company's financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

ITEM 3.  CONTROLS AND PROCEDURES.

      The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

      The Company has made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      There are no material legal proceedings which are pending or have been threatened against the company or any officer, director or control person of which management is aware.


ITEM 2.  CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

      The securities issued by the Company upon the consummation of the merger discussed at Item 2 herein were not registered under the Securities Act of 1933, as amended. At the effective time of the merger, each outstanding share of EEI common stock was converted into the right to receive one share of the Company's common stock. Pursuant to the Merger Agreement, all outstanding options and warrants (referred to in this paragraph as "exchanged options and warrants") to purchase shares of EEI common stock have been, or are being, exchanged or converted into options and warrants to purchase shares of the Company's common stock on the same terms and conditions as were in effect prior to the effective time of the merger. The options and warrants issued with respect to such exchanged options and warrants are exercisable for such number of shares of the Company's common stock equal to the number of whole shares of EEI common stock subject to each such exchanged option or warrant immediately prior to the effective time of the merger. The per share exercise price of options and warrants issued by the Company with respect to the exchanged options and warrants remains unchanged from the per share exercise price of the exchanged options and warrants at the effective time of the merger. At the effective time of the merger, 9,497,561 shares of EEI common stock were outstanding, options to purchase 2,332,121 shares of EEI common stock were outstanding and warrants to purchase 526,444 shares of EEI common stock were outstanding.

      During the three months ended June 30, 2004 and in the subsequent interim period, we sold an aggregate of 5,501 units in a private placement financing for gross proceeds of $5,501,000. Each unit consists of one share of our series A convertible preferred stock and a warrant to purchase shares of common stock. Each share of preferred stock is convertible initially into 400 shares of our common stock, and each warrant entitles the holder to purchase 200 shares of common stock at an exercise price of $2.50 per share for three years after the date of closing.

      The shares of series A convertible preferred stock and the warrants issued in the private placement have customary anti-dilution protection in the event of stock dividends, stock splits, combinations of shares, recapitalizations or other like events.

      The private placement was made solely to "accredited investors," as that term is defined in Regulation D under the Securities Act of 1933. The shares of series A convertible preferred stock and warrants to purchase our common stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws.

         We expect to use the net proceeds of the private placement to finance the commercialization of our battery technologies approximately as follows:

                                                    CLOSING OF PRIVATE PLACEMENT
                                           -------------------------------------
APPLICATION OF PROCEEDS                                           PERCENTAGE OF
                                                  AMOUNT                PROCEEDS
-----------------------------------       -------------------   ----------------
Research and Development                   $     300,000                     5%

Manufacturing                                  2,250,000                    41%

General and Administrative                       350,000                     6%

Sales and Marketing                            1,050,000                    19%

Transaction Costs(1)                             901,000                    16%

Working Capital                                  400,000                     7%

Capital Markets Initiatives(2)                   250,000                     5%
                                          -------------------   ----------------
         Total                             $   5,501,000                   100%
                                          ===================   ================

(1) Includes fees of $377,000 payable to the placement agent for the private placement, Brookshire Securities, and $150,000 payable to Matrix USA, LLC.

(2) Includes amounts to be used for expenditures related to being a public company such as creating investor awareness, and held in a separate bank account pending utilization in each case as approved by our financial advisor.

         Also in connection with the merger, 4,999,800 shares of common stock owned by Marguerite Godels, one of our former directors, were repurchased and cancelled by us for an aggregate consideration of $100.00. Giving effect to the cancellation of her shares, there were 2,700,000 shares of common stock outstanding before giving effect to the stock issuances in the merger and private placement. The 2,700,000 shares constitute our "public float" prior to the merger.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On April 29, 2004, the Board of Directors and the holders of a majority of the outstanding shares of common stock of the Company adopted, by written consent, resolutions approving an amendment to the Company's Amended and Restated Articles of Incorporation, as amended, to increase the authorized number of shares of capital stock from 50,000,000 shares to 5,010,000 shares, consisting of 50,000,000 shares of Common Stock, $.001 par value per share and 10,000 shares of Preferred Stock, $.001 par value per share.

      On May 7, 2004, the Board of Directors and the holders of a majority of the outstanding shares of common stock of the Company adopted, by written consent, resolutions approving an amendment to the Company's Amended and Restated Articles of Incorporation, as amended, to change the name of the Company to "Electro Energy Inc."

      On June 9, 2004, the holders of a majority of the outstanding shares of common stock of the Company adopted, by written consent, resolutions approving the adoption of the 1993 Stock Compensation Plan of EEI Delaware, as amended, as the stock compensation plan of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


           (a)  Exhibits.

                EXHIBIT NO.        DESCRIPTION
                -----------------  ---------------------------------------------------------------------------------
                      2.1*         Agreement of Merger and Plan of Reorganization among MCG Diversified,  Inc., EEI
                                   Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.
                      3.1*         Articles of Amendment  Designating  Series A Convertible  Preferred Stock of MCG
                                   Diversified, Inc.
                      3.2*         Articles of Amendment to the Amended and Restated  Articles of  Incorporation of
                                   MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.
                      4.1*         Form of Three-Year Warrant to Purchase Common Stock.
                     10.1*         1993 Stock Compensation Plan of Electro Energy, Inc., as adopted by the Company.
                     10.2*         Employment  Agreement,  dated as of December 31, 2003,  between  Electro Energy,
                                   Inc. and Michael D. Eskra, as assigned to the
Company.
                     10.3*         Indemnification  Agreement,  dated as of June 7,  2004,  among MCG  Diversified,
                                   Inc., Electro Energy, Inc., Marguerite Godels, Jay D. Solomon,  Laura L. Larsen,
                                   Brian Bell and Dale Salmon.
                     10.4*         Form of Lock-Up  Letter  between  Electro  Energy,  Inc.  and former  holders of securities of Electro Energy, Inc.
                     10.5*         Form of Lock-Up Letter  between  Electro  Energy,  Inc. and certain former named holders of securities of Electro Energy, Inc.
                     10.6*         Form of Lock-Up Letter between Electro Energy, Inc. and Michael D. Eskra.
                     10.7*         Form of Lock-Up Letter between MCG Diversified,  Inc. and Marguerite  Godels and
                                   Charles P. Godels, P.A.
                     10.8*         Form of Private Placement Subscription Agreement.
                     10.9*         Registration Rights Agreement.
                     31.1          Section 302 Certification of Chief Executive Officer.
                     31.2          Section 302 Certification of Chief Financial Officer.
                     32.1          Section 906 Certification of Chief Executive Officer.
                     32.2          Section 906 Certification of Chief Financial Officer.


                -----------------

                * Previously filed as an exhibit to the issuer's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.

           (b)    Reports on Form 8-K.

                  Form 8-K filed on June 10, 2004 reporting consummation of transactions contemplated by Agreement of Merger and Plan of Reorganization dated May 7, 2004.

                  Form 8-K filed on June 18, 2004 reporting change in Company's certifying accountant.

                  Form 8-K filed on June 24, 2004 reporting details of transactions contemplated by Agreement of Merger and Plan of Reorganization dated May 7, 2004, in accordance with April 7, 2000 letter from SEC regarding Form 8-K "back door" registrations.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                                ELECTRO ENERGY INC.


                                                By: /s/ Martin G. Klein
                                                  --------------------------
                                                  Name: Martin G. Klein
                                                  Title: Chief Executive Officer

Dated: August 23, 2004


EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
------------------ -------------------------------------------------------------------------------------------------
      2.1*         Agreement of Merger and Plan of  Reorganization  among MCG  Diversified,  Inc., EEI  Acquisition
                   Corp. and Electro Energy, Inc., dated May 7, 2004.
      3.1*         Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.
      3.2*         Articles of Amendment to the Amended and Restated  Articles of Incorporation of MCG Diversified,
                   Inc. changing the name of the company to Electro Energy, Inc.
      4.1* Form of Three-Year Warrant to Purchase Common Stock.
     10.1*         1993 Stock Compensation Plan of Electro Energy, Inc., as adopted by the Company.
     10.2*         Employment  Agreement,  dated as of December 31, 2003, between Electro Energy,  Inc. and Michael
                   D. Eskra, as assigned to the Company.
     10.3*         Indemnification  Agreement,  dated as of June 7,  2004,  among MCG  Diversified,  Inc.,  Electro
                   Energy, Inc., Marguerite Godels, Jay D. Solomon, Laura L. Larsen, Brian Bell and Dale Salmon.
     10.4*         Form of Lock-Up Letter between Electro Energy,  Inc. and former holders of securities of Electro
                   Energy, Inc.
     10.5*         Form of Lock-Up  Letter  between  Electro  Energy,  Inc.  and certain  former  named  holders of securities of Electro Energy, Inc.
     10.6*         Form of Lock-Up Letter between Electro Energy, Inc. and Michael D. Eskra.
     10.7*         Form of Lock-Up  Letter  between MCG  Diversified,  Inc.  and  Marguerite  Godels and Charles P.
                   Godels, P.A.
     10.8*         Form of Private Placement Subscription Agreement.
     10.9*         Registration Rights Agreement.
     31.1          Section 302 Certification of Chief Executive Officer.
     31.2          Section 302 Certification of Chief Financial Officer.
     32.1          Section 906 Certification of Chief Executive Officer.
     32.2          Section 906 Certification of Chief Financial Officer.


------------------
* Previously filed as an exhibit to the issuer's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.