Form 10QSB/A
period 2004-06-30
ELECTRO ENERGY INC
filed 2004-09-13
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number: 333-90614

ELECTRO ENERGY INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3217746

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Shelter Rock Road, Danbury, Connecticut 06810

(Address of principal executive offices)

(203) 797-2699

(Issuer’s telephone number)

MCG Diversified, Inc. 770 First Avenue North St. Petersburg, Florida 33701

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock, as of August 23, 2004, was: 12,197,561

Transitional Small Business Format: Yes ☐  No ☒

ELECTRO ENERGY INC.

FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Form 10-QSB for the period ended June 30, 2004, which was previously filed on August 23, 2004, is filed to correct minor typographical errors and omissions, to correct an error in the calculation of weighted average shares used in computing net loss per share attributable to common stockholders basic and diluted and the resultant correction to net loss per share attributable to common stockholders basic and diluted, and to correct errors in the calculation of certain percentage information pertaining to second quarter results of operations in management’s discussion and analysis of financial condition.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of June 30,2004	As of December 31,
	(UNAUDITED)	2003

CURRENT ASSETS

Cash	$3,293,762	$269,970
Accounts receivable	965,245	662,682
Inventory	570,102	379,139
Prepaid expenses and other current assets	246,432	27,207

Total Current Assets	5,075,541	1,338,998

PROPERTY AND EQUIPMENT, Net	334,495	350,747

SECURITY DEPOSIT	8,836	8,901

TOTAL ASSETS	$5,418,872	$1,698,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
	As of June 30,2004	As of December 31,
	(UNAUDITED)	2003

CURRENT LIABILITIES

Bank line of credit	$-	$100,000
Current maturities of long-term debt	230,660	268,696
Notes payable - related parties	-	941,323
Accounts payable	389,057	478,546
Accounts payable - related parties	8,489	24,366
Interest payable	27,564	20,351
Interest payable - related parties	12,115	131,292
Accrued expenses and other current liabilities	179,067	178,734

Total Current Liabilities	846,952	2,143,308

LONG TERM DEBT, less current maturities	387,090	402,223

TOTAL LIABILITIES	1,234,042	2,545,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares designated; 4,634 shares issued and outstanding in 2004 ($4,634,000 liquidation preference)	5	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 12,197,561 shares issued and outstanding in 2004, 8,038,989 shares issued and outstanding in 2003	12,198	8,039
Additional paid-in capital	11,516,785	1,142,705
Deferred compensation expense	(1,408,989)	-
Warrant subscription receivable	(250,000)	-
Accumulated deficit	(5,685,169)	(1,997,629)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	4,184,830	(846,885)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$5,418,872	$1,698,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

NET REVENUE
Services	$670,807	$822,777	$1,376,261	$1,621,488
Products	1,011,831	-	2,130,381	-

TOTAL NET REVENUE	1,682,638	822,777	3,506,642	1,621,488

COST OF REVENUE
Cost of services	679,156	708,735	1,340,912	1,373,084
Cost of services - related parties	-	27,156	-	92,031
Cost of products	744,361	-	1,427,596	-

TOTAL COST OF REVENUE	1,423,517	735,891	2,768,508	1,465,115

GROSS PROFIT	259,121	86,886	738,134	156,373

OPERATING EXPENSES
General and administrative	414,424	22,139	728,514	57,314
General and administrative - related parties	27,540	66,871	49,444	115,978
Research and development	100,000	4,538	100,000	10,377

TOTAL OPERATING EXPENSES	541,964	93,548	877,958	183,669

OPERATING LOSS	(282,843)	(6,662)	(139,824)	(27,296)

INTEREST EXPENSE
Interest expense	12,045	6,504	23,138	10,732
Interest expense - related parties	170,944	28,122	257,042	56,244

TOTAL INTEREST EXPENSE	182,989	34,626	280,180	66,976

LOSS BEFORE INCOME TAXES	(465,832)	(41,288)	(420,004)	(94,272)

INCOME TAXES	-	-	-	-

NET LOSS	(465,832)	(41,288)	(420,004)	(94,272)

DEEMED DIVIDENDS ON PREFERRED STOCK	3,267,536	-	3,267,536	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,733,368)	(41,288)	(3,687,540)	(94,272)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.40)	$(0.01)	$(0.42)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	9,418,254	8,038,989	8,728,621	8,038,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)
For the Six Months Ended June 30, 2004

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Warrant Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Receivable	Deficit	Total

BALANCE - December 31, 2003	100,000	$1,000	4,551,550	$45,516	$1,104,228	$-	$-	$(1,997,629)	$(846,885)
Adjustment for recapitalization	(100,000)	(1,000)	3,487,439	(37,477)	38,477				-

BALANCE - December 31, 2003, as adjusted	-	-	8,038,989	8,039	1,142,705	-	-	(1,997,629)	(846,885)

Exercise of employee stock options	-	-	439,205	440	6,560	-	-	-	7,000

Stock options issued to employees	-	-	-	-	1,592,178	(1,592,178)	-	-	-

Amortization of deferred compensation expense	-	-	-	-	-	183,189	-	-	183,189
Conversion of notes payable to stockholders and related accrued interest into common stock	-	-	1,019,367	1,019	1,184,981	-	-	-	1,186,000

Reverse merger with MCG Diversified, Inc.	-	-	2,700,000	2,700	(2,700)	-	-	-	-

Issuance of warrants	-	-	-	-	500,000	-	(350,000)	-	150,000

Proceeds from warrant subscription receivable	-	-	-	-	-	-	100,000	-	100,000

Net proceeds from issuance of preferred stock and warrants	4,634	5	-	-	3,825,525	-	-	-	3,825,530

Net loss	-	-	-	-	-	-	-	(420,004)	(420,004)

Deemed dividends on preferred stock	-	-	-	-	3,267,536	-	-	(3,267,536)	-

BALANCE - June 30, 2004 (Unaudited)	4,634	$5	12,197,561	$12,198	$11,516,785	$(1,408,989)	$(250,000)	$(5,685,169)	$4,184,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(420,004)	$(94,272)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest accretion	218,847	13,744
Depreciation and amortization	38,462	22,718
Stock options issued to employees	183,189	-
Changes in operating assets and liabilities:
Accounts receivable	(302,563)	26,380
Inventory	(190,963)	47,913
Prepaid expenses and other current assets	(219,225)	(1,000)
Accounts payable	(89,489)	(39,723)
Accounts payable - related parties	(15,877)	1,369
Interest payable	7,213	82,048
Interest payable - related parties	(33,177)	(31,157)
Accrued expenses and other current liabilities	333	35,020

TOTAL ADJUSTMENTS	(403,250)	157,312

NET CASH (USED IN) PROVIDED BYOPERATING ACTIVITIES	(823,254)	63,040

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,210)	(3,796)
Receipt of security deposit	65	-

NET CASH USED IN INVESTING ACTIVITIES	$(22,145)	$(3,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(UNAUDITED)
For the Six Months Ended June 30, 2004 and 2003

	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under bank line of credit	(100,000)	-
Repayments of long term debt	(63,339)	(30,249)
Repayments under notes payable - related parties	(50,000)	-
Proceeds from issuance of preferred stock and warrants	4,634,500	-
Issuance costs of preferred stock and warrants	(808,970)	-
Proceeds from issuance of warrants	150,000	-
Proceeds from warrant subscription receivable	100,000	-
Proceeds from issuance of common stock	7,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,869,191	(30,249)

NET INCREASE IN CASH	3,023,792	28,995

CASH – Beginning	269,970	30,404

CASH – Ending	$3,293,762	$59,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$87,297	$2,341

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of notes payable and related accrued interest into common stock	$1,186,000	$-
Issuance of warrants in exchange for warrant subscription receivable	$350,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – The Company

Organization
On June 9, 2004, Electro Energy, Inc. (“EEI”), a Delaware corporation entered into a merger with MCG Diversified, Inc. (“MCG”), incorporated in December 1993 in the State of Florida. MCG issued 9,497,561 unregistered shares of common stock for 100% of the outstanding common stock of EEI on a one-to-one basis. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for, on an historical cost basis, for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of EEI and the common stock of EEI has been retroactively restated to give effect to the exchange for MCG common stock. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“New EEI”).

The condensed consolidated financial statements presented are those of New EEI and its wholly-owned subsidiary, EEI. Additionally, the accounts of EEI include the accounts of Mobile Energy Products, Inc., a wholly-owned subsidiary incorporated June 11, 2003, from its inception. Collectively, they are referred to herein as the “Company.” Proforma unaudited information giving effect to the business acquisition from EaglePicher Technologies, LLC (“EaglePicher”) as if the acquisition occurred at the beginning of the period in the six and three months ended June 30, 2003 is not presented as financial information is not yet available.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for the six months ended June 30, 2004 and 2003 not misleading. The audited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and 2002 contained in Form 8-K/A filed on August 24, 2004.

Operating results for the six and three months ended June 30, 2004 are not necessarily indicative of results that would be expected for the year ended December 31, 2004.

Loss Per Share
Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares has been given retroactive effect to the recapitalization. Additionally, the shares of MCG have been included from the date of acquisition. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities that could potentially dilute earning per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of June 30, 2004 and 2003:

	2004	2003

Preferred stock convertible into common stock	1,853,600	86,206
Notes payable – related parties convertible into common stock	--	732,759
Warrants to purchase common stock	1,453,244	--
Options to purchase common stock	2,332,121	412,560

Total potential common shares	5,638,965	3,292,606

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

For the six months ended June 30, 2004, the Company derived approximately 39% of its revenue from the United States Government or its agencies and 58% of its revenue from EaglePicher pursuant to a supply agreement (See Note 10). For the six months ended June 30, 2003, substantially all of the Company’s revenue was derived from the United States Government or its agencies. For the six months ended June 30, 2004, revenue from contract research and development projects and the sale of commercially viable products was 39% and 61% of net revenue, respectively. All of the Company’s net revenue for the six months ended June 30, 2003 consisted of revenue from contract research and development projects.

Stock-Based Compensation
As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. For the six months ended June 30, 2004, the Company recorded compensation expense in general administrative expenses amounting to $183,189 related to 710,245 stock options granted to employees.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the effect on net loss attributable to common stockholders if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the six and three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss as reported attributable to common stockholders as reported	$(3,733,368)	$(41,288)	$(3,687,540)	$(94,272)
Add: stock-based employee compensation expense included in reported net loss	93,178	-	183,189	-
Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(96,982)	(20,851)	(188,304)	(41,701)

Proforma net loss attributable to common stockholders	$(3,737,172)	$(62,139)	$(3,692,655)	$(135,973)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.40)	$(0.01)	$(0.42)	$(0.02)

The fair and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Expected Life (Years)	10	10	10	10
Interest Rate	3.250%	5.712%	4.348%	5.712%
Annual Rate of Dividends	--%	--%	--%	--%
Volatility	90.642%	--%	90.642%	--%

The weighted average fair and minimum values of the options at date of grant using an option-pricing model is estimated at $.98 and $.21 per option for the six months ended June 30, 2004 and 2003, respectively, and $3.33 and $.21 for the three months ended June 30, 2004 and 2003, respectively.

NOTE 3 – Inventory

Inventory consists of the following as of June 30, 2004 and December 31, 2003:
	2004	2003

Raw materials	$341,285	$253,036
Work in progress	228,817	126,103

Total	$570,102	$379,139

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - Property and Equipment

Property and equipment consists of the following as of June 30, 2004 and December 31, 2003:

	2004	2003	Estimated Useful Lives

Equipment	$499,537	$477,327	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	529,896	507,686

Less: Accumulated depreciation and amortization	195,401	156,939

Property and Equipment, Net	$334,495	$350,747

Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 was $38,462 and $22,718, respectively, and $19,292 and $11,403 for the three months ended June 30, 2004 and 2003, respectively.

NOTE 5 – Bank Line of Credit

The Company has a $100,000 unsecured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (5.00% as of June 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the three months ended June 30, 2004. The unused line of credit is $100,000 as of June 30, 2004.

Interest expense related to the line of credit amounted to $2,542 and $2,655 for the six months ended June 30, 2004 and 2003, respectively, and $1,278 and $1,342 for the three months ended June 30, 2004 and 2003, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – Long-Term Debt

Long-term debt consists of the following as of June 30, 2004 and December 31, 2003:

	2004	2003

Notes payable to Connecticut Innovations, Incorporated (“CII”):

Commencing June 1997 and maturing June 2007 with interest at 2.0% per annum and quarterly installments of $375 in the first four years and interest at 10.0% per annum and quarterly installments of $1,389 thereafter.	$62,840	$62,840

Commencing September 1998 and maturing September 2008 with interest at 2.0% per annum and quarterly installments of $300 in the first four years and interest at 10.0% per annum and quarterly installments of $1,112 thereafter.	60,000	60,000

Commencing November 1998 and maturing November 2008 with interest at 2.0% per annum and quarterly installments of $298 in the first four years and interest at 10.0% per annum and quarterly installments of $1,102 thereafter.	59,500	59,500

	182,340	182,340

Note payable requiring 24 monthly installments of $5,042 commencing July 2002 bearing interest at 5.2%.	-	45,375

Note payable requiring 12 monthly installments of $2,744 commencing January 2004 bearing interest at 9%.	13,418	31,382

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its alternative energy business:

Face Value	450,000	450,000
Remaining discount to fair value (effective interest rate of 5%)	(28,008)	(38,178)

Fair Value	421,992	411,822

Total long-term debt	617,750	670,919
Less: current maturities	230,660	268,696

Total long-term debt, less current maturities	$387,090	$402,223

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 7 - Stockholders’ Equity

Preferred Stock
The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share, of which 5,600, increased from 5,500 in August 2004, are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Certificate, into 400 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Certificate. Each share of the Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. For the six months ended June 30, 2004, the Company issued 4,634 shares of the Series A Preferred stock in a private placement (See below).

Concurrent with the merger, 100,000 shares of EEI Series A Convertible Preferred Stock, $.01 par value (“EEI Preferred Stock”), originally convertible into 85,950 shares of EEI common stock, was converted into 214,875 of EEI common stock. The common stock issued in excess of it original terms, valued at $453,816, was deemed a preferred stock dividend to the holders.

Common Stock
The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of June 30, 2004, the Company had reserved 2,500,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”). On June 9, 2004, the Company’s common stock was split 1.719 to 1. The effects of the stock split have been given retroactive effect in these financial statements for all periods presented. For the six months ended June 30, 2004, the Company issued 439,205 shares of common stock for $7,000 upon the exercise of employee stock options.

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

In March 2004, EEI had issued warrants to purchase 156,250 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with merger, the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company’s common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company has satisfied the contract terms to date and collected $250,000 as of June 30, 2004. The outstanding warrant subscription receivable was $250,000 as of June 30, 2004 and will be received in increments of $50,000 in August, September, October, November, and December of 2004.

ELECTRO ENERGY INC. AND SUBSIDIARY
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

Stock option activity under the 1993 Plan for the six months ended June 30, 2004 is as follows:
	Number of Options	Weighted-Average Exercise Price

Balance-December 31, 2003	2,061,081	$0.40
Granted	710,245	1.27
Exercised	(439,205)	.02

Balance-June 30, 2004	2,332,121	$0.40

Stock options outstanding and exercisable, by price range, as of June 30, 2004 are as follows:
Exercise Price	Amount	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Amount Exercisable	Weighted-Average Exercise Price

$0.26	1,192,126	5.1	$0.26	1,192,126	$0.26
$1.16	1,039,995	8.9	$1.16	214,875	$1.16
$2.00	100,000	9.9	$2.00	--	--

	2,332,121	7.0	$1.17	$1,407,001	$0.40

NOTE 8 - Income Taxes

The Company has net operating loss carryforwards (“NOL’s”) of approximately $1,528,300 as of December 31, 2003 that will be available to offset future taxable income. The Company has concluded that a full valuation allowance was appropriate for the NOL’s as they are not assured to be utilized prior to their expiration.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - Related Parties

Notes Payable
Concurrent with the merger, EEI converted its notes payable to a stockholder and individuals and entities related to a stockholder and related accrued interest, amounting to $1,100,000 and $86,000, respectively, into 1,019,367 shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004. The notes were convertible into the EEI’s common stock at a rate of $1.16 per share. In connection with the above notes, the Company issued warrants to purchase 412,560 shares of the Company’s common stock at $1.16 per share. On June 9, 2004, a warrant to purchase 154,710 shares of EEI common stock was relinquished by a holder of the warrant. The terms of the warrants are five years from the issuance of the related notes with expirations beginning in April 2007 through November 2008. The total estimated value of the warrants amounted to $260,207 (See Note 7), and represents deferred interest that was to be accreted over the term of the related notes. Upon conversion of the notes, the remaining deferred interest, amounting to $107,140, was accreted into interest expense.

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

NOTE 11 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

On June 9, 2004, the Company completed a so-called “reverse merger” transaction, in which the Company caused EEI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, to be merged with and into Electro Energy, Inc., a Delaware corporation engaged in the business of developing, manufacturing and commercializing high-powered, rechargeable bipolar nickel-metal hydride batteries for use in a wide range of applications (hereinafter referred to as “EEI”). As a result of the merger, EEI became the Company’s wholly-owned subsidiary with EEI’s former security holders acquiring a majority of the outstanding shares of the Company’s common stock. The reverse merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated May 7, 2004 (the “Merger Agreement”), as discussed below. Concurrently with the closing of the reverse merger, the Company completed a private placement to new investors of shares of its series A convertible preferred stock and warrants to purchase common stock, and received at the initial closing of the private placement (the “Initial Closing”) gross proceeds of $3,001,000. Subsequent to June 30, 2004, the Company consummated an additional closing to complete the offering of a total of $5,501,000, including an over-allotment of $1,001,000. With the proceeds of the private placement, the Company will continue the business of EEI as its sole line of business under EEI’s management.

Immediately following the closing of the reverse merger, the Company changed its corporate name from MCG Diversified, Inc. (“MCG Diversified”) to Electro Energy Inc. The board of directors and the holders of a majority of the outstanding shares of common stock of MCG Diversified approved the corporate name change prior to and as part of the closing of the reverse merger.

Pursuant to the Merger Agreement, at closing, the Company issued 9,497,561 shares of common stock to the former security holders of EEI, representing approximately 70.9% of the Company’s outstanding common stock following the merger (assuming the issuance 1,200,400 shares of common stock upon conversion of series A convertible preferred stock issued pursuant to the Initial Closing), in exchange for 100% of the outstanding capital stock of EEI.

The Company assumed all of EEI’s obligations under its 1993 Stock Compensation Plan and reserved 2,500,000 shares of common stock for stock options issued and issuable under that plan. At the time of the merger, EEI had outstanding stock options to purchase 2,332,121 shares of common stock, which outstanding options were amended by action of EEI’s Board of Directors to become stock options to purchase shares of the Company’s common stock. In addition, all outstanding warrants to purchase shares of EEI common stock issued by EEI prior to the merger were amended to become warrants to purchase the Company’s common stock on the same terms and conditions as those warrants issued by EEI. At the closing of the merger, all of the outstanding EEI warrants were exercisable into an aggregate of 526,444 shares of EEI common stock, and were amended to become warrants to purchase a like number of shares of the Company’s common stock. In addition, holders of EEI’s preferred stock and shareholder notes converted those instruments to common stock of EEI immediately prior to the closing of the merger.

In connection with the merger, the Company completed an initial closing of a private placement of 3,001 units, each unit consisting of one share of the Company’s series A convertible preferred stock, par value $.001 per share, and a detachable warrant to purchase shares of common stock, at a purchase price of $1,000 per unit, to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated April 8, 2004, as supplemented. Each share of series A preferred stock is initially convertible into 400 shares of common stock at any time. The warrants entitle each holder to purchase 200 shares of common stock at an exercise price of $2.50 per share through July 16, 2007.

The Company received gross proceeds from the initial closing of the private placement of $3,001,000, inclusive of $61,000 of transaction fees and expenses which were converted at the closing into units in the private placement.

After the closing of the merger and the initial closing of the private placement, the Company had outstanding 12,197,561 shares of common stock, 3,001 shares of series A convertible preferred stock (which are convertible into 1,200,400 shares of common stock at any time), warrants to purchase 1,589,144 shares of common stock (includes warrants to purchase 462,500 shares of common stock as issuance costs for placement agents issued in connection with the private placement completed on July 16, 2004), and stock options to purchase 2,332,121 shares of common stock.

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

In connection with the merger, 4,999,800 shares of common stock owned by Marguerite Godels, one of the Company’s former directors, were repurchased and cancelled by the Company for an aggregate consideration of $100.00. Giving effect to the cancellation of her shares, there were 2,700,000 shares of common stock outstanding before giving effect to the stock issuances in the merger and private placement. The 2,700,000 shares constitute the Company’s “public float” prior to the merger.

Accounting Treatment; Change of Control. The merger is being accounted for as a “reverse merger,” since the former stockholders of EEI own a majority of the outstanding shares of common stock of the Company immediately following the merger. No arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of the Company’s board of directors and, to the knowledge of the Company, no other arrangements exist that might result in a change of control in the future. As a result of the issuance of the 9,497,561 shares of common stock of the Company and the change in the majority of directors, a change in control occurred on the date of the consummation of the merger. As of the time immediately following the closing, the Company continued to be a “small business issuer,” as defined under the Securities Exchange Act of 1934, as amended.

Following the merger, all of the Company’s business operations have been and will be conducted through its wholly-owned subsidiary, EEI. Prior to the merger, there were no material relationships between the Company and EEI, any of their respective affiliates, directors or officers, or any associates of their respective officers or directors. All of the Company’s material liabilities were settled and paid in full prior to the merger. The consideration exchanged in the merger was determined as a result of arm’s-length negotiation among the parties.

The Company was formed as a Florida corporation in December 1993. From then until the merger discussed above, the Company was largely an equipment and furniture leasing company. After the merger, the Company discontinued those operations and succeeded to the business of EEI as its sole line of business under the direction of EEI management. Accordingly, unless otherwise indicated or the context otherwise requires, all references below to the terms “the Company,” “we,” “our” or “us” mean our company and EEI, on a combined basis after the merger.

Our activities have been directed at the development of bipolar nickel-metal hydride batteries. Our business strategy has historically been to seek government funding to support the development of our novel battery concept. From 1992 to 2003, we received approximately $18 million of government funding for bipolar nickel-metal hydride battery development. Our programs have been supported by the U.S. Army (for field radios and silent watches), the Naval Air Systems Command and the U.S. Air Force (for use in F-18 and F-16 fighter aircraft), the Ballistic Missile Defense Organization (BMDO), the National Aeronautics and Space Administration (NASA), the National Institutes of Health (NIH), the Department of Energy (DOE), The Partnership for a New Generation of Vehicle (PNGV) and the State of Connecticut. These programs have focused on basic materials technology and prototype development of specialty bipolar nickel-metal hydride batteries for military communications, satellites, aircraft auxiliary power, medical applications and hybrid electric vehicles. We intend to use the technology and products developed by us as a springboard into commercial applications and manufacturing. Our management is refining our commercial market opportunities while pursuing additional development activities. In this way, we aim to minimize our exposure in entering niche markets while maximizing our ability to capitalize on our product strengths and our understanding of our customers’ requirements. On October 1, 2003, we acquired the Colorado Springs battery activities at EaglePicher and expanded our activities into producing nickel cadmium batteries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the Three and Six Months Ended June 30, 2004

Results of Operations

Net Revenue

Consolidated net revenue for the second quarter of 2004 was $1,682,638 compared with $822,777 for the same period of 2003, an increase of $859,861, or 104.5%. Net revenue for the first six months of 2004 was $3,506,642 compared with $1,621,488 for the same period of 2003, an increase of $1,885,154, or 116.3%. Of the revenue increase, $1,011,831 and $2,130,381 for the second quarter of 2004 and the first six months ended June 30, 2004, respectively, was attributable to consolidating the revenues of Mobile Energy Products, Inc. (“MEP”), whose operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) offset by revenue decreases of $151,970 for the quarter ended and revenue decreases of $245,227 for the first six months ended June 30, 2004 for the base business. The primary reason for the decline in the base business in the quarter was related to delays in timely receipt of new pending and continuations of existing U.S. government research and development contracts. The Company believes that revenues from U.S. government research and development contracts awarded or extended in June and July 2004 will bring revenues consistent with 2003 in the second half of 2004.

Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $944,530, or 56%, and $2,050,969, or 58%, for the second quarter ended and first six months ended June 30, 2004, respectively. The Company believes that revenues generated under this supply agreement will be lower in the second half of 2004.

Gross Profit

The gross profit for the second quarter of 2004 was $259,121 (15.4% of net revenue) compared to $86,886 (10.6% of net revenue) for the same period of 2003. Gross profit for the first six months of 2004 was 738,134 (21.0% of net revenue) compared to 156,373 (9.6% of net revenue) for the same period of 2003. The gross profit increase was mainly driven by consolidating the revenues and cost of revenues of MEP. MEP delivers commercially viable products to market under contracts yielding higher gross profit than the Company’s mix of cost plus and fixed fee type contracts.

General and Administrative Expenses

General and administrative ("G&A") expenses for the second quarter of 2004 were $441,964 (26.2% of net revenue) compared with $89,010 (10.8% of net revenue) for the same period of 2003, an increase of $352,954. G&A expenses were $777,958 (22.1% of net revenue) for the first six months of 2004 versus $173,292 (10.7% of net revenue) for the same period of 2003, an increase of $604,666. Of the increase, 46.8% and 51.6% for the second quarter and for the first six months of 2004, respectively, was mainly driven by consolidating the general and administrative expenses of MEP. Of the remaining increase, 51.9% and 30.3% was related to stock-based employee compensation expense related to the issuance of stock options to employees for the second quarter and for the first six months of 2004, respectively. The deferred compensation expense related to stock options issued to employees during the first six months of June 2004 was $1,592,178. The remaining balance as of June 30, 2004 was $1,408,989 and will be fully amortized through June 2008. The remaining increase in G&A was primarily a result of increased accounting and legal expenses and salaries and benefits for new employees to support future operating activities.

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

The Company has a $100,000 secured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (5.00% as of June 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the second quarter. The unused line of credit is $100,000 as of June 30, 2004. Interest expense related to the line of credit amounted to $2,542 and $2,655 for the six months ended June 30, 2004 and 2003, respectively.

Net Loss

Net loss for the second quarter of 2004 was $465,832, compared to a net loss of $41,288 for the same period of 2003. Net loss for the first six months of 2004 was $420,004, compared to a net loss of $94,272 for the same period of 2003.

Deferred compensation expense related to stock options issued to employees during the first six months of June 2004 was $1,592,178. The remaining balance as of June 30, 2004 was $1,408,989 and will be fully amortized through June 2008 expensed in G&A.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the second quarter of 2004 was $3,733,368 or $.40 cents per share (basic and diluted), compared to a net loss of $41,288 or $.01 cent per share (basic and diluted) for the same period of 2003. Net loss attributable to common stockholders for the first six months of 2004 was $3,687,540 or $.42 cents per share (basic and diluted), compared to a net loss of $94,272 or $.01 cent per share (basic and diluted) for the same period of 2003.

The Company recorded a one-time, non-cash item to recognize deemed dividends on preferred stock in the amount of $3,267,536. Of this amount, $2,813,720 resulted from the beneficial conversion of the underlying shares of common stock associated with issuance of new series A convertible preferred stock and detachable warrants in June 2004. An additional $453,816 resulted from the conversion of old EEI series A convertible preferred stock into shares of common stock.

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

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	June 30, 2004	December 31, 2003

Working capital	$4,228,589	$(804,310)
Current ratio	5.99 to 1	.62 to 1
Long-term debt to equity ratio	9.2%	(47.5)%

The Company has a $100,000 unsecured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (5.00% as of June 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the three months ended June 30, 2004. The unused line of credit is $100,000 as of June 30, 2004.

The Company’s long-term debt was $617,750 as of June 30, 2004. Current maturities of long-term debt are $230,660 as of the same period. During the first six months of 2004, debt decreased by $53,169 compared to total debt at December 31, 2003.

The Company made repayments on a note payable requiring 24 monthly installments of $5,042 commencing July 2002 and on a note payable requiring 12 monthly installments of $2,744 commencing January 2004 bearing interest at 9% in the amount of $45,375 and $17,964, respectively.

The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its alternative energy business. As of June 30, 2004, the note payable had a face value of $450,000 with a remaining discount to fair value of $28,008. During the six months ended June 30, 2004, the Company accreted an additional $10,170 of interest at an effective rate of 5%, increasing the fair value of the note payable to $421,992.

The Company has three notes payable with Connecticut Innovations, Incorporated (“CII”). CII notes payable provided working capital for specific contract research and development projects. The terms of these notes provide for royalty payments due CII in the event such projects yield a commercially viable product or patented process. The royalty payment will equal 15% of licensing or royalty fees earned by the Company related to the specified projects limited to 200% of the original principal balance of the related note. The Company has not realized revenues subject to royalties related to the CII notes payable for the six months ended June 30, 2004. The Company has not made the scheduled principal and interest payments since October 2002. The Company has an agreement with CII whereby CII has waived its rights to any collection actions, remedies, fees and expenses resulting from events of default through November 12, 2004. Further, until a new funding agreement is arranged, CII agreed to apply any payments made to principal and interest as originally scheduled. The notes payable and related interest payable to CII are $182,340 and $27,564, respectively, as of June 30, 2004.

Concurrent with the merger, the Company converted its notes payable to a stockholder and individuals and entities related to a stockholder and related accrued interest, amounting to $1,100,000 and $86,000, respectively, into 1,019,367 shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004. The notes were convertible into the Company’s common stock at a rate of $1.16 per share. In connection with the above notes, the Company issued warrants to purchase 412,560 shares of the Company’s common stock at $1.16 per share. On June 9, 2004, a warrant to purchase 154,710 shares of EEI common stock was relinquished by a holder of the warrant. The terms of the warrants are five years from the issuance of the related notes with expirations beginning in April 2007 through November 2008. The total estimated value of the warrants amounted to $260,207 and represents deferred interest that was to be accreted over the term of the related notes. Upon conversion of the notes, the remaining deferred interest, amounting to $107,140, was accreted into interest expense. The Company plans to pay $12,115 of remaining interest payable related to the notes payable in cash.

In March 2004, the Company had issued warrants to purchase 156,250 shares of its Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with merger, the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company’s common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company has satisfied the contract terms to date and collected $250,000 as of June 30, 2004. The outstanding warrant subscription receivable was $250,000 as of June 30, 2004 and will be received in increments of $50,000 in August, September, October, November, and December of 2004.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This quarterly report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company’s management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors that could materially and adversely impact the Company’s financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

During the three months ended June 30, 2004 and in the subsequent interim period, we sold an aggregate of 5,501 units in a private placement financing for gross proceeds of $5,501,000. Each unit consists of one share of series A convertible preferred stock and a warrant to purchase shares of common stock. Each share of preferred stock is convertible initially into 400 shares of our common stock, and each warrant entitles the holder to purchase 200 shares of common stock at an exercise price of $2.50 per share for three years after the date of closing.

The shares of series A convertible preferred stock and the warrants issued in the private placement have customary anti-dilution protection in the event of stock dividends, stock splits, combinations of shares, recapitalizations or other like events.

The private placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act of 1933. The shares of series A convertible preferred stock and warrants to purchase common stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws.

The Company expects to use the net proceeds of the private placement to finance the commercialization of its battery technologies approximately as follows:

	Closing of Private Placement

Application of Proceeds	Amount	Percentage of Proceeds

Research and Development	$300,000	5%

Manufacturing	2,250,000	41%

General and Administrative	350,000	6%

Sales and Marketing	1,050,000	19%

Transaction Costs(1)	901,000	16%

Working Capital	400,000	7%

Capital Markets Initiatives(2)	250,000	5%

Total	$5,501,000	100%

(1)	Includes fees of $377,000 payable to the placement agent for the private placement, Brookshire Securities, and $150,000 payable to Matrix USA, LLC.

(2)	Includes amounts to be used for expenditures related to being a public company such as creating investor awareness, and held in a separate bank account pending utilization in each case as approved by our financial advisor.

Also in connection with the merger, 4,999,800 shares of common stock owned by Marguerite Godels, a former director, were repurchased and cancelled by the Company for an aggregate consideration of $100. Giving effect to the cancellation of her shares, there were 2,700,000 shares of common stock outstanding before giving effect to the stock issuances in the merger and private placement. The 2,700,000 shares constitute the Company’s “public float” prior to the merger.

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

On May 7, 2004, the Board of Directors and the holders of a majority of the outstanding shares of common stock of the Company adopted, by written consent, resolutions approving an amendment to the Company's Amended and Restated Articles of Incorporation, as amended, to change the name of the Company to “Electro Energy Inc.”

On June 9, 2004, the holders of a majority of the outstanding shares of common stock of the Company adopted, by written consent, resolutions approving the adoption of the 1993 Stock Compensation Plan of EEI Delaware, as amended, as the stock compensation plan of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	Exhibit No.	Description

	2.1*	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.
	3.1*	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.
	3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.
	4.1*	Form of Three-Year Warrant to Purchase Common Stock.
	10.1*	1993 Stock Compensation Plan of Electro Energy, Inc., as adopted by the Company.
	10.2*	Employment Agreement, dated as of December 31, 2003, between Electro Energy, Inc. and Michael D. Eskra, as assigned to the Company.
	10.3*	Indemnification Agreement, dated as of June 7, 2004, among MCG Diversified, Inc., Electro Energy, Inc., Marguerite Godels, Jay D. Solomon, Laura L. Larsen, Brian Bell and Dale Salmon.
	10.4*	Form of Lock-Up Letter between Electro Energy, Inc. and former holders of securities of Electro Energy, Inc.
	10.5*	Form of Lock-Up Letter between Electro Energy, Inc. and certain former named holders of securities of Electro Energy, Inc.
	10.6*	Form of Lock-Up Letter between Electro Energy, Inc. and Michael D. Eskra.
	10.7*	Form of Lock-Up Letter between MCG Diversified, Inc. and Marguerite Godels and Charles P. Godels, P.A.
	10.8*	Form of Private Placement Subscription Agreement.
	10.9*	Registration Rights Agreement.
	31.1	Section 302 Certification of Chief Executive Officer.
	31.2	Section 302 Certification of Chief Financial Officer.
	32.1	Section 906 Certification of Chief Executive Officer.
	32.2	Section 906 Certification of Chief Financial Officer.

	*	Previously filed as an exhibit to the issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.

(b)	Reports on Form 8-K.

Form 8-K filed on June 10, 2004 reporting consummation of transactions contemplated by Agreement of Merger and Plan of Reorganization dated May 7, 2004.

Form 8-K filed on June 18, 2004 reporting change in Company’s certifying accountant.

Form 8-K filed on June 24, 2004 reporting details of transactions contemplated by Agreement of Merger and Plan of Reorganization dated May 7, 2004, in accordance with April 7, 2000 letter from SEC regarding Form 8-K “back door” registrations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
ELECTRO ENERGY INC.

By:	/s/ Martin G. Klein

Name: Martin G. Klein
Title: Chief Executive Officer

Dated: September 10, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.
3.1*	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.
3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.
4.1*	Form of Three-Year Warrant to Purchase Common Stock.
10.1*	1993 Stock Compensation Plan of Electro Energy, Inc., as adopted by the Company.
10.2*	Employment Agreement, dated as of December 31, 2003, between Electro Energy, Inc. and Michael D. Eskra, as assigned to the Company.
10.3*	Indemnification Agreement, dated as of June 7, 2004, among MCG Diversified, Inc., Electro Energy, Inc., Marguerite Godels, Jay D. Solomon, Laura L. Larsen, Brian Bell and Dale Salmon.
10.4*	Form of Lock-Up Letter between Electro Energy, Inc. and former holders of securities of Electro Energy, Inc.
10.5*	Form of Lock-Up Letter between Electro Energy, Inc. and certain former named holders of securities of Electro Energy, Inc.
10.6*	Form of Lock-Up Letter between Electro Energy, Inc. and Michael D. Eskra.
10.7*	Form of Lock-Up Letter between MCG Diversified, Inc. and Marguerite Godels and Charles P. Godels, P.A.
10.8*	Form of Private Placement Subscription Agreement.
10.9*	Registration Rights Agreement.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*	Previously filed as an exhibit to the issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.

