Form 10QSB
period 2004-09-30
ELECTRO ENERGY INC
filed 2004-11-15
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of November 15, 2004, was: 12,257,453

Transitional Small Business Format: Yes    No

ELECTRO ENERGY INC.

FORM 10-QSB

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRO ENERGY INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of September 30,	As of December 31,
	2004	2003
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$3,848,784	$269,970
Accounts receivable	1,160,024	662,682
Inventory	320,677	379,139
Prepaid expenses and other current assets	387,857	27,207

Total Current Assets	5,717,342	1,338,998

PROPERTY AND EQUIPMENT, Net	323,014	350,747

SECURITY DEPOSIT	8,471	8,901

TOTAL ASSETS	$6,048,827	$1,698,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	As of September 30,	As of December 31,
	2004	2003
	(UNAUDITED)

CURRENT LIABILITIES
Bank line of credit	$-	$100,000
Current maturities of long-term debt	235,376	268,696
Notes payable - related parties	-	941,323
Accounts payable	214,523	478,546
Accounts payable - related parties	6,028	24,366
Interest payable	32,092	20,351
Interest payable - related parties	12,115	131,292
Accrued expenses and other current liabilities	373,224	178,734

Total Current Liabilities	873,358	2,143,308

LONG TERM DEBT, less current maturities	379,622	402,223

TOTAL LIABILITIES	1,252,980	2,545,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 10,000 shares authorized; Series A Convertible Preferred Stock, 5,600 shares desgnated; 5,501 shares issued and outstanding in 2004 ($5,501,000 liquidation preference)	6	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 12,197,453 shares issued and outstanding in 2004, 8,038,985 shares issued and outstanding in 2003	12,198	8,039
Additional paid-in capital	12,758,053	1,142,705
Deferred compensation expense	(1,309,478)	-
Warrant subscription receivable	(200,000)	-
Accumulated deficit	(6,464,932)	(1,997,629)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	4,795,847	(846,885)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,048,827	$1,698,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

NET REVENUE
Services	$823,829	$727,047	$2,200,090	$2,348,535
Products	1,129,058	-	3,259,439	-

TOTAL NET REVENUE	1,952,887	727,047	5,459,529	2,348,535

COST OF REVENUE
Cost of services	674,240	670,864	2,015,152	2,043,948
Cost of services - related parties	-	35,250	-	127,281
Cost of products	1,003,861	-	2,431,457	-

TOTAL COST OF REVENUE	1,678,101	706,114	4,446,609	2,171,229

GROSS PROFIT	274,786	20,933	1,012,920	177,306

OPERATING EXPENSES
General and administrative	399,298	76,984	1,127,812	134,298
General and administrative - related parties	19,526	33,485	68,970	149,463
Research and development	152,150	(10,377)	252,150	-

TOTAL OPERATING EXPENSES	570,974	100,092	1,448,932	283,761

OPERATING LOSS	(296,188)	(79,159)	(436,012)	(106,455)

INTEREST EXPENSE
Interest expense	7,079	5,304	30,217	16,036
Interest expense - related parties	-	34,463	257,042	90,707

TOTAL INTEREST EXPENSE	7,079	39,767	287,259	106,743

LOSS BEFORE INCOME TAXES	(303,267)	(118,926)	(723,271)	(213,198)

INCOME TAXES	-	-	-	-

NET LOSS	(303,267)	(118,926)	(723,271)	(213,198)

DEEMED DIVIDENDS ON PREFERRED STOCK	476,496	-	3,744,032	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(779,763)	(118,926)	(4,467,303)	(213,198)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS BASIC AND DILUTED	$(0.06)	$(0.01)	$(0.45)	$(0.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	12,197,453	8,038,985	9,908,504	8,038,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED) For the Nine Months Ended September 30, 2004
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Warrant Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Receivable	Deficit	Total

BALANCE - December 31, 2003	100,000	$1,000	4,551,550	$45,516	$1,104,228	$-	$-	$(1,997,629)	$(846,885)
Adjustment for recapitalization	(100,000)	(1,000)	3,487,435	(37,477)	38,477				-

BALANCE - December 31, 2003, as adjusted	-	-	8,038,985	8,039	1,142,705	-	-	(1,997,629)	(846,885)

Exercise of employee stock options	-	-	439,205	440	6,560	-	-	-	7,000

Stock options issued to employees	-	-	-	-	1,592,178	(1,592,178)	-	-	-

Amortization of deferred compensation expense	-	-	-	-	-	282,700	-	-	282,700

Conversion of notes payable to stockholders and related accrued interest into common stock	-	-	1,019,367	1,019	1,184,981	-	-	-	1,186,000

Reverse merger with MCG Diversified, Inc.	-	-	2,699,896	2,700	(2,700)	-	-	-	-

Issuance of warrants	-	-	-	-	500,000	-	(350,000)	-	150,000

Proceeds from warrant subscription receivable	-	-	-	-	-	-	150,000	-	150,000

Net proceeds from issuance of preferred stock and warrants	5,501	6	-	-	4,590,297	-	-	-	4,590,303

Net loss	-	-	-	-	-	-	-	(723,271)	(723,271)

Deemed dividends on preferred stock	-	-	-	-	3,744,032	-	-	(3,744,032)	-

BALANCE - September 30, 2004 (Unaudited)	5,501	$6	12,197,453	$12,198	$12,758,053	$(1,309,478)	$(200,000)	$(6,464,932)	$4,795,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Nine Months Ended September 30, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(723,271)	$(213,198)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest accretion	224,025	26,957
Depreciation and amortization	63,564	34,443
Stock options issued to employees	282,700	-
Changes in operating assets and liabilities:
Accounts receivable	(497,342)	134,684
Inventory	58,462	58,995
Prepaid expenses and other current assets	(360,650)	(200,454)
Accounts payable	(264,023)	35,811
Accounts payable - related parties	(18,338)	10,496
Interest payable	11,741	12,644
Interest payable - related parties	(33,177)	63,750
Accrued expenses and other current liabilities	194,490	39,651

TOTAL ADJUSTMENTS	(338,548)	216,977

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,061,819)	3,779

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(35,831)	(18,941)
Receipt of security deposit	430	-

NET CASH USED IN INVESTING ACTIVITIES	$(35,401)	$(18,941)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued (UNAUDITED) For the Nine Months Ended September 30, 2004 and 2003

	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under bank line of credit	(100,000)	-
Repayments of long term debt	(71,269)	(30,249)
Repayments under notes payable - related parties	(50,000)	50,000
Proceeds from issuance of preferred stock and warrants	5,501,000	-
Issuance costs of preferred stock and warrants	(910,697)	-
Proceeds from issuance of warrants	150,000	-
Proceeds from warrant subscription receivable	150,000	-
Proceeds from issuance of common stock	7,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,676,034	19,751

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,578,814	4,589

CASH AND CASH EQUIVALENTS - Beginning	269,970	30,404

CASH AND CASH EQUIVALENTS - Ending	$3,848,784	$34,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$84,670	$3,392

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Conversion of notes payable and related accrued interest into common stock	$1,186,000	$-
Issuance of warrants in exchange for warrant subscription receivable	$350,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - The Company

Organization
On June 9, 2004, Electro Energy, Inc. (“EEI”), a Delaware corporation entered into a merger with MCG Diversified, Inc. (“MCG”), incorporated in December 1993 in the State of Florida. MCG issued 9,497,557 unregistered shares of common stock for 100% of the outstanding common stock of EEI on a one-to-one basis. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for, on an historical cost basis, for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of EEI and the common stock of EEI has been retroactively restated to give effect to the exchange for MCG common stock. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“New EEI”).

The condensed consolidated financial statements presented are those of New EEI and its wholly-owned subsidiary, EEI. Additionally, the accounts of EEI include the accounts of Mobile Energy Products, Inc., a wholly-owned subsidiary incorporated June 11, 2003, from its inception. Collectively, they are referred to herein as the “Company.” Proforma unaudited information giving effect to the asset acquisition from EaglePicher Technologies, LLC (“EaglePicher”) as if the acquisition occurred at the beginning of the period in the nine months ended September 30, 2003 is not presented because financial information is not yet available.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2004 and the results of its operations and its cash flows for the nine months ended September 30, 2004 and 2003 not misleading. The audited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and 2002 contained in Form 8-K/A filed on August 24, 2004.

Operating results for the nine and three months ended September 30, 2004 are not necessarily indicative of results that would be expected for the year ended December 31, 2004.

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

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities that could potentially dilute earning per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of September 30, 2004 and 2003:

	2004	2003

Preferred stock convertible into common stock	2,200,400	86,207
Notes payable - related parties convertible into common stock	-	775,862
Warrants to purchase common stock	2,129,184	133,223
Options to purchase common stock	2,332,121	2,061,081

Total potential common shares	6,661,705	3,056,373

Concentration of Credit Risk
The Company maintains its cash accounts at financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2004 and December 31, 2003, the Company had cash balances in excess of federally insured limits of approximately $3,821,000 and $298,000, respectively.

Revenue Recognition and Significant Customers
The Company recognizes revenue on its contract research and development projects as the work is performed. Revenues from its commercially viable products are recognized upon shipment.

For the nine months ended September 30, 2004, the Company derived approximately 40% of its revenue from the United States Government or its agencies and 52% of its revenue from EaglePicher pursuant to a supply agreement (See Note 10). For the nine months ended September 30, 2003, substantially all of the Company’s revenue was derived from the United States Government or its agencies. For the nine months ended September 30, 2004, revenue from contract research and development projects and the sale of commercially viable products was 40% and 60% of net revenue, respectively. All of the Company’s net revenue for the nine months ended September 30, 2003 consisted of revenue from contract research and development projects.

Stock-Based Compensation
As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. For the nine months ended September 30, 2004, the Company recorded compensation expense in general administrative expenses amounting to $282,700 related to 710,245 stock options granted to employees.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the effect on net loss attributable to common stockholders if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the nine and three months ended September 30, 2004 and 2003:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net loss attributable to common stockholders as reported	$(779,763)	$(118,926)	$(4,467,303)	$(213,198)
Add: stock-based employee compensation expense included in reported net loss	99,511	-	282,700	-

Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(102,266)	(14,050)	(290,570)	(55,751)

Proforma net loss attributable to common stockholders	$(782,518)	$(132,976)	$(4,475,173)	$(268,949)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.06)	$(0.02)	$(0.45)	$(0.03)

The fair and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Expected Life (Years)	--	--	10	10
Interest Rate	--%	--%	4.348%	5.712%
Annual Rate of Dividends	--%	--%	--%	--%
Volatility	--%	--%	90.642%	--%

The weighted average fair and minimum values of the options at date of grant using an option-pricing model is estimated at $.95 and $.21 per option for the nine months ended September 30, 2004 and 2003. For the three months ended September 2004 and 2003, the Company did not grant options to its employees.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Inventory

Inventory consists of the following as of September 30, 2004 and December 31, 2003:

	2004	2003

		(audited)
Raw materials	$198,336	$253,036
Work in progress	122,341	126,103

Total	$320,677	$379,139

NOTE 4 - Property and Equipment

Property and equipment consists of the following as of September 30, 2004 and December 31, 2003:

	2004	2003	Estimated Useful Lives

		(audited)
Equipment	$513,158	$477,327	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	543,517	507,686

Less: Accumulated depreciation and amortization	220,503	156,939

Property and Equipment, Net	$323,014	$350,747

Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was $63,564 and $34,443, respectively, and $25,102 and $11,725 for the three months ended September 30, 2004 and 2003, respectively.

NOTE 5 - Bank Line of Credit

The Company has a $100,000 unsecured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (5.00% as of September 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 during the nine months ended September 30, 2004. The unused line of credit is $100,000 as of September 30, 2004.

Interest expense related to the line of credit amounted to $2,542 and $3,949 for the nine months ended September 30, 2004 and 2003, respectively, and zero and $1,294 for the three months ended September 30, 2004 and 2003, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - Long-Term Debt

Long-term debt consists of the following as of September 30, 2004 and December 31, 2003:

	2004	2003

		(audited)
Notes payable to Connecticut Innovations, Incorporated (“CII”):

Commencing June 1997 and maturing June 2007 with interest at 2.0% per annum and quarterly installments of $375 in the first four years and interest at 10.0% per annum and quarterly installments of $1,389 thereafter.	$62,840	$62,840

Commencing September 1998 and maturing September 2008 with interest at 2.0% per annum and quarterly installments of $300 in the first four years and interest at 10.0% per annum and quarterly installments of $1,112 thereafter.	60,000	60,000

Commencing November 1998 and maturing November 2008 with interest at 2.0% per annum and quarterly installments of $298 in the first four years and interest at 10.0% per annum and quarterly installments of $1,102 thereafter.	59,500	59,500

	182,340	182,340
Note payable requiring 24 monthly installments of $5,042 commencing July 2002 bearing interest at 5.2%.	-	45,375

Note payable requiring 12 monthly installments of $2,744 commencing January 2004 bearing interest at 9%.	5,488	31,382

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its alternative energy business:

Face Value	450,000	450,000
Remaining discount to fair value (effective interest rate of 5%)	(22,830)	(38,178)

Fair Value	427,170	411,822

Total long-term debt	614,998	670,919
Less: current maturities	235,376	268,696

Total long-term debt, less current maturities	$379,622	$402,223

The CII notes payable provided working capital for specific contract research and development projects. The terms of these notes provide for royalty payments due CII in the event such projects yield a commercially viable product or patented process. The royalty payment will equal 15% of licensing or royalty fees earned by the Company related to the specified projects limited to 200% of the original principal balance of the related note. The Company has not realized revenues subject to royalties related to the CII notes payable for the nine months ended September 30, 2004. The Company has not made the scheduled principal and interest payments since October 2002. The Company has an agreement with CII whereby CII has waived its rights to any collection actions, remedies, fees and expenses resulting from events of default through February 12, 2005. Further, until a new funding agreement is arranged, CII agreed to apply any payments made to principal and interest as originally scheduled.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accretion related to the long-term debt amounted to $15,348 and $5,178 for the nine and three months ended September 30, 2004, respectively.

Interest expense related to the long-term debt amounted to $10,573 and $12,644 for the nine months ended September 30, 2004 and 2003, respectively, and $3,360 and $4,254 for the three months ended September 30, 2004 and 2003, respectively.

NOTE 7 - Stockholders' Equity

Preferred Stock
The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share, of which 5,600, increased from 5,500 in September 2004, are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Certificate, into 400 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Certificate. Each share of the Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. For the nine months ended September 30, 2004, the Company issued 5,501 shares of the Series A Preferred stock in a private placement (See below).

Concurrent with the merger, 100,000 shares of EEI Series A Convertible Preferred Stock, $.01 par value (“EEI Preferred Stock”), originally convertible into 85,950 shares of EEI common stock, were converted into 214,875 shares of EEI common stock. The common stock issued in excess of it original terms, valued at $453,816, was deemed a preferred stock dividend to the holders.

Common Stock
The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of September 30, 2004, the Company had reserved 2,500,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”). On June 9, 2004, the Company’s common stock was split 1.719 to 1. The effects of the stock split have been given retroactive effect in these financial statements for all periods presented. For the nine months ended September 30, 2004, the Company issued 439,205 shares of common stock for $7,000 upon the exercise of employee stock options.

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

Concurrent with the merger with MCG (See Note 1), the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company’s common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company has satisfied the contract terms to date and collected $300,000 as of September 30, 2004. The outstanding warrant subscription receivable was $200,000 as of September 30, 2004 and will be received in increments of $50,000 in November and December of 2004.

ELECTRO ENERGY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, in June and July 2004, the Company issued 5,501 warrants in a private placement (See below). Each warrant entitles the holder to purchase 200 shares of common stock at $2.50 per share through July 16, 2007.

Private Placement
Concurrent with the merger and on June 30, 2004 and July 15, 2004, the Company completed a private placement of 5,501 units at a purchase price of $1,000 per unit. Each unit consists of one share of Series A Preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $5,501,000 and net proceeds amounted to approximately $4,590,000.

Gross proceeds allocated to the issuance of the Series A Preferred stock amounted to $3,290,215 and resulted in a beneficial conversion feature in that amount and was deemed a preferred stock dividend to the holders.

Stock Options
As of September 30, 2004, the Company had reserved 2,500,000 shares of common stock for issuance under its 1993 Plan. The options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements and recorded compensation expense in general and administrative expenses amounting to $282,700 related to 710,245 stock options granted to employees for the nine months ended September 30, 2004.

Stock option activity under the 1993 Plan for the nine months ended September 30, 2004 is as follows:

	Number of Options	Weighted- Average Exercise Price
Balance-December 31, 2003	2,061,081	$0.40
Granted	710,245	1.27
Exercised	(439,205)	0.02

Balance-September 30, 2004	2,332,121	$0.74

Stock options outstanding and exercisable, by price range, as of September 30, 2004 are as follows:

Exercise Price	Amount	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Amount Exercisable	Weighted- Average Exercise Price

$0.26	1,192,126	4.9	$0.26	1,192,126	$0.26
$1.16	1,039,995	8.6	$1.16	214,876	$1.16
$2.00	100,000	9.6	$2.00	--	--

	2,332,121	6.8	$0.74	$1,407,002	$0.40

NOTE 8 - Income Taxes

The Company has net operating loss carryforwards (“NOL’s”) of approximately $1,354,493 as of December 31, 2003 that will be available to offset future taxable income. The Company has concluded that a full valuation allowance was appropriate for the NOL’s as they are not assured to be utilized prior to their expiration.

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

Accretion of deferred interest related to the notes payable to related parties amounted to $208,677 and $26,957 for the nine months ended September 30, 2004 and 2003, respectively, and zero and $13,213 for the three months ended September 30, 2004 and 2003, respectively.

Interest payable and interest expense related to the notes payable to related parties amounted to $12,115 and $48,365 as of and for the nine months ended September 30, 2004, respectively, and interest expense for the nine months ended September 30, 2003 was $90,707. Interest expense related to notes payable to related parties amounted to zero and $34,463 for the three months ended September 30, 2004 and 2003, respectively.

Consulting Services
Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $68,970 and $276,744 for the nine months ended September 30, 2004 and 2003, respectively, and $19,526 and $68,735 for the three months ended September 30, 2004 and 2003, respectively. Amounts due to these related parties as of September 30, 2004 and December 31, 2003 were $6,028 and $24,366, respectively.

NOTE 10 - Commitments and Contingencies

Operating Leases
The Company conducts its operations from two facilities that are leased under noncancelable operating leases expiring in July 2005 and March 2010 requiring minimum monthly payments of $9,239 and $23,875, respectively. The Company has an option to renew the lease related to one of its facilities through July 2006 with substantially similar terms. Rental expense related to facilities under operating leases amounted to $213,592 and $79,241 for the nine months ended September 30, 2004 and 2003, respectively, and $93,042 and $27,159 for the three months ended September 30, 2004 and 2003, respectively.

Supply Agreement
The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. The prices are subject to upward adjustment correlated with cost of raw material increases, as defined in the agreement. The agreement expires September 2008 with renewal options annually thereafter.

Executive Compensation
The Company entered into an employment agreement effective January 1, 2004 through December 31, 2005 with its President and Chief Operating Officer. The agreement provides for compensation of $235,000 per annum, 343,800 stock options, certain other benefits and severance payments under certain circumstances, including termination of employment. Compensation expense under this agreement amounted to $175,345 and $64,173 for the nine and three months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

                 On June 9, 2004, the Company completed a so-called “reverse merger” transaction, in which the Company caused EEI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, to be merged with and into Electro Energy, Inc., a Delaware corporation engaged in the business of developing, manufacturing and commercializing high-powered, rechargeable bipolar nickel-metal hydride batteries for use in a wide range of applications (hereinafter referred to as “EEI”). As a result of the merger, EEI became the Company’s wholly-owned subsidiary with EEI’s former security holders acquiring a majority of the outstanding shares of the Company’s common stock. The reverse merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated May 7, 2004 (the “Merger Agreement”), as discussed below. Concurrently with the closing of the reverse merger, the Company completed a private placement to new investors of shares of its series A convertible preferred stock and warrants to purchase common stock, and received at the initial closing of the private placement (the “Initial Closing”) gross proceeds of $3,001,000. On July 15, 2004, the Company consummated an additional closing to complete the offering of a total of $5,501,000, including an over-allotment of $1,001,000. With the proceeds of the private placement, the Company will continue the business of EEI as its sole line of business under EEI’s management.

                 Immediately following the closing of the reverse merger, the Company changed its corporate name from MCG Diversified, Inc. (“MCG Diversified”) to Electro Energy Inc. The board of directors and the holders of a majority of the outstanding shares of common stock of MCG Diversified approved the corporate name change prior to and as part of the closing of the reverse merger.

                 Pursuant to the Merger Agreement, at closing, the Company issued 9,497,557 shares of common stock to the former security holders of EEI, representing approximately 70.9% of the Company’s outstanding common stock following the merger (assuming the issuance 1,200,400 shares of common stock upon conversion of series A convertible preferred stock issued pursuant to the Initial Closing), in exchange for 100% of the outstanding capital stock of EEI.

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

                 In connection with the merger, the Company completed the closing of a private placement of 5,501 units, each unit consisting of one share of the Company’s series A convertible preferred stock, par value $.001 per share, and a detachable warrant to purchase shares of common stock, at a purchase price of $1,000 per unit, to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated April 8, 2004, as supplemented. Each share of series A preferred stock is initially convertible into 400 shares of common stock at any time. The warrants entitle each holder to purchase 200 shares of common stock at an exercise price of $2.50 per share through July 16, 2007.

                 The Company received gross proceeds from the closing of the private placement of $5,501,000, inclusive of $61,000 of transaction fees and expenses which were converted at the closing into units in the private placement.

                 After the closing of the merger and the private placement, the Company had outstanding 12,197,453 shares of common stock, 5,501 shares of series A convertible preferred stock (which are convertible into 2,200,400 shares of common stock at any time), warrants to purchase 2,129,184 shares of common stock, and stock options to purchase 2,332,121 shares of common stock.

                 The 9,497,557 shares of common stock that were issued to the former security holders of EEI at the closing of the merger and 526,444 shares of common stock that are reserved for issuance upon the exercise of the warrants received in exchange for the outstanding EEI warrants represented, in total, approximately 66.9% of the total number of outstanding shares of common stock, assuming the conversion of all series A convertible preferred stock and exercise of all outstanding warrants following the closing of the private placement.

                 In connection with the merger, 4,999,800 shares of common stock owned by Marguerite Godels, one of the Company’s former directors, were repurchased and cancelled by the Company for an aggregate consideration of $100.00. Giving effect to the cancellation of her shares, there were 2,699,896 shares of common stock outstanding before giving effect to the stock issuances in the merger and private placement. The 2,699,896 shares constitute the Company’s “public float” prior to the merger.

                 Accounting Treatment; Change of Control. The merger has been accounted for as a “reverse merger,” since the former stockholders of EEI own a majority of the outstanding shares of common stock of the Company immediately following the merger. No arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of the Company’s board of directors and, to the knowledge of the Company, no other arrangements exist that might result in a change of control in the future. As a result of the issuance of the 9,497,557 shares of common stock of the Company and the change in the majority of directors, a change in control occurred on the date of the consummation of the merger. As of the time immediately following the closing, the Company continued to be a “small business issuer,” as defined under the Securities Exchange Act of 1934, as amended.

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

                 Our activities have been directed at the development of bipolar nickel-metal hydride batteries. Our business strategy has historically been to seek government funding to support the development of our novel battery concept. From 1992 to 2003, we received approximately $18 million of government funding for bipolar nickel-metal hydride battery development. Our programs have been supported by the U.S. Army (for field radios and silent watches), the Naval Air Systems Command and the U.S. Air Force (for use in F-18 and F-16 fighter aircraft), the Ballistic Missile Defense Organization (BMDO), the National Aeronautics and Space Administration (NASA), the National Institutes of Health (NIH), the Department of Energy (DOE), The Partnership for a New Generation of Vehicle (PNGV) and the State of Connecticut. These programs have focused on basic materials technology and prototype development of specialty bipolar nickel-metal hydride batteries for military communications, satellites, aircraft auxiliary power, medical applications and hybrid electric vehicles. We intend to use the technology and products developed by us as a springboard into commercial applications and manufacturing. Our management is refining our commercial market opportunities while pursuing additional development activities. In this way, we aim to minimize our exposure in entering niche markets while maximizing our ability to capitalize on our product strengths and our understanding of our customers’ requirements. On October 1, 2003, we acquired the Colorado Springs battery activities of EaglePicher and expanded our activities into producing nickel cadmium batteries.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
For the Three and Nine Months Ended September 30, 2004

Results of Operations

Net Revenue

                 Consolidated net revenue for the third quarter of 2004 was $1,952,887 compared with $727,047 for the same period of 2003, an increase of $1,225,840, or 168.6%. Net revenue for the first nine months of 2004 was $5,459,529 compared with $2,348,535 for the same period of 2003, an increase of $3,110,994, or 132.5%. Of the revenue increase, $1,129,058 and $3,259,439 for the third quarter of 2004 and the first nine months ended September 30, 2004, respectively, was attributable to consolidating the revenues of Mobile Energy Products, Inc. (“MEP”), whose operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) and revenue increases of $96,782 for the quarter ended and revenue decreases of $148,445 for the first nine months ended September 30, 2004 for the base business. The primary reason for the decline in the base business for the first nine months ended September 30, 2004 was related to delays in timely receipt of new pending and continuations of existing U.S. government research and development contracts. The Company believes that revenues from U.S. government research and development contracts awarded or extended in June and July 2004 will bring revenues consistent with 2003 in the fourth quarter of 2004.

                 Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $778,942, or 40%, and $2,829,911, or 52%, for the third quarter ended and first nine months ended September 30, 2004, respectively. The Company believes that revenues generated under this supply agreement will be lower in the fourth quarter of 2004.

Gross Profit (Loss)

                 The gross profit for the third quarter of 2004 was $274,786 (14.1% of net revenue) compared to $20,933 (2.9% of net revenue) for the same period of 2003. Gross profit for the first nine months of 2004 was $1,012,920 (18.6% of net revenue) compared to $177,306 (7.5% of net revenue) for the same period of 2003. The gross profit increase was mainly driven by consolidating the revenues and cost of revenues of MEP. MEP delivers commercially viable products to market under contracts yielding higher gross profit than the Company’s mix of cost plus and fixed fee type contracts.

General and Administrative Expenses

                 General and administrative (“G&A”) expenses for the third quarter of 2004 were $418,824 (21.4% of net revenue) compared with $110,469 (15.2% of net revenue) for the same period of 2003, an increase of $308,355. G&A expenses were $1,196,782 (21.9% of net revenue) for the first nine months of 2004 versus $283,761 (12.1% of net revenue) for the same period of 2003, an increase of $913,021. Of the increase for the first nine months of 2004, 27.3% was mainly driven by consolidating the general and administrative expenses of MEP. The remaining increase in G&A for the first nine months of 2004 was primarily a result of increased accounting and legal expenses of 36.8%, investor relations expenses of 12.4%, and salaries and benefits for new employees to support future operating activities. Additionally, 26.8% and 42.6% was related to stock-based employee compensation expense related to the issuance of stock options to employees for the third quarter and for the first nine months of 2004, respectively. The deferred compensation expense related to stock options issued to employees during the first nine months of 2004 was $1,592,178. The remaining balance as of September 30, 2004 was $1,309,478 and will be fully amortized through June 2008.

Interest Expense

                 Interest expense for the third quarter of 2004 was $7,079, compared with $39,767 for the same period of 2003, a decrease of $32,688. Interest expense for the first nine months of 2004 was $287,259 compared with $106,743 for 2003, an increase of $180,516. The increase was primarily related to the increase of accretion of deferred interest related to the notes payable to related parties. Concurrent with the merger, the Company converted its notes payable to related parties and related accrued interest amounting to $1,100,000 and $86,000, respectively into shares of its common stock. The notes carried interest at 10% annum and were due on demand maturing in November 2004.

                 The Company has a $100,000 secured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (5.00% as of June 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the second quarter. The unused line of credit is $100,000 as of September 30, 2004. Interest expense related to the line of credit amounted to $2,542 and $3,949 for the nine months ended September 30, 2004 and 2003, respectively.

Net Loss

                 Net loss for the third quarter of 2004 was $303,267, compared to a net loss of $118,926 for the same period of 2003. Net loss for the first nine months of 2004 was $723,271, compared to a net loss of $213,198 for the same period of 2003.

                 Deferred compensation expense related to stock options issued to employees during the first nine months of September 2004 was $1,592,178. The remaining balance as of September 30, 2004 was $1,309,478 and will be fully amortized through June 2008 expensed in G&A.

Net Loss Attributable to Common Stockholders

                 Net loss attributable to common stockholders for the third quarter of 2004 was $779,763 or $.06 cents per share (basic and diluted), compared to a net loss of $118,926 or $.01 cent per share (basic and diluted) for the same period of 2003. Net loss attributable to common stockholders for the first nine months of 2004 was $4,467,303 or $.45 cents per share (basic and diluted), compared to a net loss of $213,198 or $.03 cents per share (basic and diluted) for the same period of 2003.

                 The Company recorded a one-time, non-cash item to recognize deemed dividends on preferred stock in the amount of $3,744,032. Of this amount, $3,290,216 resulted from the beneficial conversion of the underlying shares of common stock associated with issuance of new series A convertible preferred stock and detachable warrants in June and July 2004. An additional $453,816 resulted from the conversion of old EEI series A convertible preferred stock into shares of common stock.

Financial Condition

Liquidity and Capital Resources

                 The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

		(audited)
September 30, 2004		December 31, 2003

Working capital	$4,843,984	$(804,310)

Current ratio	6.55 to 1	.62 to 1

Long-term debt to equity ratio	7.9%	(47.5)%

                 The Company has a $100,000 unsecured line of credit with a bank with no expiration date and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (5.00% as of September 30, 2004) and are personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the nine months ended September 30, 2004. The unused line of credit is $100,000 as of September 30, 2004.

                 The Company’s long-term debt was $614,998 as of September 30, 2004. Current maturities of long-term debt are $235,376 as of the same period. During the first nine months of 2004, debt decreased by $55,921 compared to total debt at December 31, 2003.

                 The Company made repayments on a note payable requiring 24 monthly installments of $5,042 commencing July 2002 and on a note payable requiring 12 monthly installments of $2,744 commencing January 2004 bearing interest at 9% in the amount of $45,375 and $25,894, respectively.

                 The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its alternative energy business. As of September 30, 2004, the note payable had a face value of $450,000 with a remaining discount to fair value of $22,830. During the nine months ended September 30, 2004, the Company accreted an additional $15,348 of interest at an effective rate of 5%, increasing the fair value of the note payable to $427,170.

                 The Company has three notes payable with Connecticut Innovations, Incorporated (“CII”). CII notes payable provided working capital for specific contract research and development projects. The terms of these notes provide for royalty payments due CII in the event such projects yield a commercially viable product or patented process. The royalty payment will equal 15% of licensing or royalty fees earned by the Company related to the specified projects limited to 200% of the original principal balance of the related note. The Company has not realized revenues subject to royalties related to the CII notes payable for the nine months ended September 30, 2004. The Company has not made the scheduled principal and interest payments since October 2002. The Company has an agreement with CII whereby CII has waived its rights to any collection actions, remedies, fees and expenses resulting from events of default through February 12, 2005. Further, until a new funding agreement is arranged, CII agreed to apply any payments made to principal and interest as originally scheduled. The notes payable and related interest payable to CII are $182,340 and $32,092, respectively, as of September 30, 2004.

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

                 In March 2004, the Company had issued warrants to purchase 156,250 shares of its Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with merger, the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company’s common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company has satisfied the contract terms to date and collected $300,000 as of September 30, 2004. The outstanding warrant subscription receivable was $200,000 as of September 30, 2004 and will be received in increments of $50,000 in November and December of 2004.

                 Concurrent with the merger and on June 30, 2004 and July 15, 2004, the Company completed a private placement of 5,501 units at a purchase price of $1,000 per unit. Each unit consists of one share of Series A Preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $5,501,000 and net proceeds amounted to approximately $4,590,000. Gross proceeds allocated to the issuance of the Series A Preferred stock amounted to $3,290,216 and resulted in a beneficial conversion feature in that amount and was deemed a preferred stock dividend to the holders.

                 Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement of series A convertible preferred stock, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. Over that same period, the Company expects to make significant investments in plant, property, and equipment to expand its manufacturing capabilities to manufacture its patented bipolar nickel-metal hydride batteries.

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

ITEM 3. CONTROLS AND PROCEDURES.

                 The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the filing date of this report, the chief executive officer and chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

                 The securities issued by the Company upon the consummation of the merger discussed at Part I, Item 2 herein were not registered under the Securities Act of 1933, as amended. At the effective time of the merger, each outstanding share of EEI common stock was converted into the right to receive one share of the Company’s common stock. Pursuant to the Merger Agreement, all outstanding options and warrants (referred to in this paragraph as “exchanged options and warrants”) to purchase shares of EEI common stock have been, or are being, exchanged or converted into options and warrants to purchase shares of the Company’s common stock on the same terms and conditions as were in effect prior to the effective time of the merger. The options and warrants issued with respect to such exchanged options and warrants are exercisable for such number of shares of the Company’s common stock equal to the number of whole shares of EEI common stock subject to each such exchanged option or warrant immediately prior to the effective time of the merger. The per share exercise price of options and warrants issued by the Company with respect to the exchanged options and warrants remains unchanged from the per share exercise price of the exchanged options and warrants at the effective time of the merger. At the effective time of the merger, 9,497,557 shares of EEI common stock were outstanding, options to purchase 2,332,121 shares of EEI common stock were outstanding and warrants to purchase 526,444 shares of EEI common stock were outstanding.

                 During the nine months ended September 30, 2004, we sold an aggregate of 5,501 units in a private placement financing for gross proceeds of $5,501,000. Each unit consists of one share of series A convertible preferred stock and a warrant to purchase shares of common stock. Each share of preferred stock is convertible initially into 400 shares of our common stock, and each warrant entitles the holder to purchase 200 shares of common stock at an exercise price of $2.50 per share for three years after the date of closing.

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

                 The Company expects to use the net proceeds of the private placement to finance the commercialization of its battery technologies approximately as follows:

	Closing of Private Placement

Application of Proceeds	Amount	Percentage of Proceeds

Research and Development	$ 300,000	5%

Manufacturing	2,250,000	41%

General and Administrative	350,000	6%

Sales and Marketing	1,050,000	19%

Transaction Costs(1)	911,000	17%

Working Capital	390,000	7%

Capital Markets Initiatives(2)	250,000	5%

Total	$ 5,501,000	100%

(1)	Includes fees of $377,000 payable to the placement agent for the private placement, Brookshire Securities, and $150,000 payable to Matrix USA, LLC.

(2)	Includes amounts to be used for expenditures related to being a public company such as creating investor awareness, and held in a separate bank account pending utilization in each case as approved by our financial advisor.

                 The Company reserves the right to modify the allocation of proceeds.

                Also in connection with the merger, 4,999,800 shares of common stock owned by Marguerite Godels, a former director, were repurchased and cancelled by the Company for an aggregate consideration of $100. Giving effect to the cancellation of her shares, there were 2,699,896 shares of common stock outstanding before giving effect to the stock issuances in the merger and private placement. The 2,699,896 shares constitute the Company’s “public float” prior to the merger.

ITEM 4. SUBMISSION OF MATTERS TO A VOITE OF SECURITY HOLDERS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	Exhibit No.	Description

	3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Electro Energy Inc.
	31.1	Section 302 Certification of Chief Executive Officer.
	31.2	Section 302 Certification of Chief Financial Officer.
	32.1	Section 906 Certification of Chief Executive Officer.
	32.2	Section 906 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K.

Form 8-K filed on July 6, 2004 reporting subsequent closing of sale of 1,634 private placement units.

Form 8-K filed on July 28, 2004 reporting subsequent closing of sale of 866 private placement units.

Form 8-K/A filed on August 24, 2004, amending Form 8-K filed on June 10, 2004, to provide consolidated financial statements of Electro Energy, Inc., in accordance with April 7, 2000 letter from SEC regarding Form 8-K “back door” registrations.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

ELECTRO ENERGY INC.

By:	/s/ Martin G. Klein

Name: Martin G. Klein
Title: Chief Executive Officer

Dated: November 15, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Electro Energy Inc.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.