Form 10KSB
period 2004-12-31
ELECTRO ENERGY INC
filed 2005-03-30
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 or

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number:

Electro Energy Inc.
(Exact name of small business issuer in its charter)

Florida	59-3217746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Shelter Rock Road Danbury, CT	06810
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (203) 797-2699

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State Issuer's revenues for its most recent fiscal year: $6,759,793.

The aggregate market value of the voting common equity held by non-affiliates was $48,126,899 based upon the closing sales price of Common Stock on March 18, 2005 of $8.29 per share.

As of March 18, 2005, 12,883,726 shares of Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s definitive information statement relating to its forthcoming 2005 Annual Meeting of Shareholders to be filed not later than 120 days after the end of registrant’s fiscal year ended December 31, 2004 is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes    No

ELECTRO ENERGY INC.

Page ii

Forward-looking Statement Disclaimer

             Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth; and (iii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

             In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report.

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development

             Electro Energy Inc. is a Florida corporation, which was originally formed on December 29, 1993 under the name MCG Diversified, Inc. (“MCG”). Effective June 9, 2004, pursuant to the Agreement of Merger and Plan of Reorganization, dated May 7, 2004 (the “Merger Agreement”), among privately held Electro Energy, Inc. (“EEI”), a Delaware corporation, MCG and EEI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of MCG, the Merger Sub merged with and into EEI, with EEI remaining as the surviving corporation (the “Merger”).

             Although MCG acquired EEI as a result of the Merger, the stockholders of EEI hold a majority of the voting interest in the combined enterprise. Immediately prior to the Merger, EEI had 23 stockholders. Additionally, the Merger resulted in EEI’s management and Board of Directors assuming operational control of MCG.

             The following lists a summary of the structure of the Merger and matters completed in connection therewith:

•	On July 16, 2004, the Company completed a private placement of shares of its series A convertible preferred stock and warrants to purchase common stock, and received at the closing of the private placement gross proceeds of $5,501,000.

•	The Board of Directors and shareholders amended MCG’s Amended and Restated Articles of Incorporation to change the corporate name of MCG to “Electro Energy Inc.” and to increase the authorized number of shares of capital stock to 50,010,000 shares, consisting of 50,000,000 shares of Common Stock, $.001 par value per share and 10,000 shares of Preferred Stock, $.001 par value per share.

•	MCG issued 9,497,557 unregistered shares of common stock, options to purchase 2,332,121 shares of common stock and warrants to purchase 526,444 shares of common stock to the former security holders of EEI in exchange for 100% of the outstanding capital stock, options and warrants of EEI. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for, on an historical cost basis. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of EEI and the common stock of EEI has been retroactively restated to give effect to the exchange for MCG common stock.

•	4,999,800 shares of common stock owned by one of MCG’s former directors were repurchased and cancelled by the Company for an aggregate consideration of $100.

•	At the conclusion of the Merger, MCG’s stockholders owned approximately 22% of the issued and outstanding shares of the Company’s common stock, based on 12,197,453 shares outstanding after the Merger.

             The Merger Agreement may be found at Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2004.

             Prior to the Merger, MCG did not have any meaningful operations. After the merger, the Company succeeded to the business of EEI as its sole line of business.

Business

             We are a supplier of specialty batteries for aerospace, aircraft and the military and a developer of bipolar batteries. Our business strategy has historically been to seek government funding to support the development of our battery concepts. From 1992 to 2003, we received approximately $18 million of government funding for bipolar nickel-metal hydride battery development. Our programs have been supported by the U.S. Army (for field radios and silent watches), the Naval Air Systems Command and the U.S. Air Force (for use in F-18 and F-16 fighter aircraft), the Ballistic Missile Defense Organization (BMDO), the National Aeronautics and Space Administration (NASA), the National Institutes of Health (NIH), the Department of Energy (DOE), The Partnership for a New Generation of Vehicle and the State of Connecticut. These programs have focused on basic materials technology and prototype development of specialty bipolar nickel-metal hydride batteries for military communications, satellites, aircraft auxiliary power, medical applications and hybrid electric vehicles. We intend to use the technology and products developed by us as a springboard into commercial applications and manufacturing. Our management is refining our commercial market opportunities while pursuing additional development activities. In this way, we aim to minimize our exposure in entering niche markets while maximizing our ability to capitalize on our product strengths and our understanding of our customers’ requirements.

             In October 2003, we acquired the battery operations of EaglePicher Technologies, LLC ("EaglePicher") in Colorado Springs, Colorado. EaglePicher is a diversified company engaged in the manufacture of specialty batteries, chemicals and electronic materials. The Colorado Springs operation had been established by EaglePicher in 1976 and has been primarily engaged in the manufacture of specialty nickel-cadmium (also known by the chemical element symbol “Ni-Cd”) batteries for satellites and aircraft applications. As a result of an internal restructuring of priorities, EaglePicher management decided to close down its Colorado Springs battery operation in 2003. We believe that the acquisition of this facility enhances our capabilities, broadens our product lines and presents new business opportunities for us. The acquisition of the Colorado personnel, technology, and market positioned EEI as a viable supplier to the U.S. military and international spacecraft Industry. We entered into agreements with EaglePicher that included an asset purchase of the existing inventory, the equipment in the facility, a lease of the 43,000 square-foot building that belongs to EaglePicher, a technology license, a supply agreement to continue to produce sintered nickel plaque and striker assemblies for EaglePicher, a services agreement to continue to operate groundwater remediation on behalf of EaglePicher and a contract to deliver a satellite battery for a Korean satellite. We are currently using the facility to pursue and rebuild our Ni-Cd business and as a testing and development area for government products. We do not presently intend to convert our Ni-Cd facilities to accommodate the production of nickel-metal hydride products because we believe the Colorado Ni-Cd facility, which is currently certified for the production of products for manned spaceflight, is more valuable with that qualification than it would be as converted. While we have no current plans to convert the Colorado facility to nickel-metal hydride, we may decide in the future to re-evaluate the use of the facility for nickel-metal hydride product production.

             Under the five year supply agreement with EaglePicher, EEI is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the supply agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties.

             We also received from EaglePicher a ten year, non-exclusive, worldwide technology license agreement for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented nickel-cadmium and sealed nickel-cadmium batteries. Under the license agreement, we are obligated to pay a royalty to EaglePicher of (a) one-half of one percent (0.5%) of the sale price upon the sale of nickel-metal hydride products which utilize the nickel plaque technology, (b) three percent (3%) of the sale price upon the sale of vented nickel-cadmium and sealed nickel-cadmium products utilizing the vented nickel-cadmium and sealed nickel-cadmium technologies and (c) such royalties that the parties may agree upon for the sale of products other than nickel-metal hydride and vented nickel-cadmium and sealed nickel-cadmium products utilizing the nickel plaque technology. Also under the license agreement, EaglePicher agreed, upon the terms and conditions thereunder, not to compete with EEI in the manufacture or sale of prismatic nickel-cadmium batteries or cells for aircraft, space or government applications or bi-polar or nickel-metal hydride batteries or cells. Additionally, we agreed, upon the terms and conditions of the license agreement, not to compete with EaglePicher in the manufacture or sale of nickel-hydrogen products or the sale of nickel plaque, nickel plaque technologies or striker assemblies to third parties. EEI may extend the term of the license prior to expiration upon terms mutually agreeable to the parties. EEI may terminate the license agreement at any time prior to expiration.

             We created a wholly-owned subsidiary, Mobile Energy Products Inc. d/b/a Electro Energy Mobile Products, Inc., to operate the Colorado Springs operation and employ the existing staff of 33 individuals to continue the operations of the facility. The plan for Mobile Energy Products is to continue the Colorado Springs operations, supply components to EaglePicher, manufacture and sell specialty nickel-cadmium batteries, use the Colorado Springs operation to help transition our bipolar nickel-metal hydride battery to a broader mix of applications and to broaden the product mix to include lithium rechargeable batteries. The Colorado Springs operation is one of three organizations worldwide that produce specialty nickel-cadmium batteries for satellites and one of two that is qualified for U.S. government applications. Management believes that the supply agreement with EaglePicher will provide financial benefit to EEI as a result of an anticipated material increase in satellite replacements, regardless of whether the batteries used are our own or EaglePicher’s. We have substantially improved the relationship between the Colorado facility personnel and the previous owner and believe that the relationship will result in increased sales. Additionally, we have substantially reduced scrap, improved profit and are supplying high quality components to EaglePicher. The supply agreement has also allowed us to improve our own quality and lower our operational costs in the development and manufacture of our batteries.

             Our Ni-Cd processes have been developed and refined over the past twenty years to deliver an extremely long life product. Our nickel-metal hydride processes are currently being transitioned to our commercial line. The commercial line will contain a mix of proprietary and commercially available equipment. These processes and equipment are not currently patent-protected and we do not anticipate licensing our manufacturing technology at this time.

Suppliers

             We have been working with our suppliers in the development of our bipolar nickel-metal hydride battery. The construction of the bipolar nickel-metal hydride battery utilizes a large percentage of nickel-metal and its alloys, hydride materials and plastics. Therefore, we have built a good working relationship with our suppliers for both nickel-hydroxide and metal hydride. We have supply relationships with UMEX, OMG and Tanaka, a Japanese supplier. INCO of Canada, a supplier of specialty nickel powders and nickel-based chemicals, has also become a supplier to us.

             We also use a low-pressure metal hydride (AB5) alloy in our development and fabrication processes. There are many alloy suppliers, but we are presently working with Santoku, formally Rhodia, and Treibacher Auermet. We have not to date experienced any shortages in the availability of the alloy, although an effort to optimize the alloy for expanding applications and lower cost is ongoing.

             Other materials utilized in our design, such as metal foils, plastics and adhesives, are commodities and should not become a supply issue. However, due to possible formulation changes, we will continue to monitor these materials, and ask the manufacturers to notify us if formulations are changed so that we can seek other materials if necessary.

Significant Customers

             The Company had two customers with sales of 10% or more of total sales in 2004 and 2003. Net sales to the Company’s two major customers, EaglePicher Technologies, LLC and U.S. Airforce Mantech represented approximately 59% in 2004 and 21% in 2003. Accounts receivable from these customers amounted to $157,951 and $370,878 as of December 31, 2004 and 2003, respectively.

Intellectual Property

             We regard our battery technology and production processes as proprietary and rely primarily on a combination of domestic and foreign patent and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, licensing and OEM protection agreements and other intellectual property protection methods to safeguard our technology and processes.

             We hold seven issued United States patents, which expire beginning in 2012 and ending in 2020. We also hold four issued foreign patents and a number of pending foreign patent applications, which cover the technology that is the subject of the United States patents. These include (i) bipolar electrochemical battery of stacked wafer cells; (ii) method of making electrodes for bipolar electrochemical battery; and (iii) method for preparing conductive electrochemically active material. In addition, we have new applications pending and a number of new inventions for which we intend to file additional patent applications both domestically and internationally as we continue to improve our existing technology, develop new technology and make advances to our bipolar nickel-metal hydride battery.

             We are not aware of any current infringement upon any of our patents.

Government Regulation

             Because of our participation in government contracts, we will be subject to audit from time to time for our compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Investigative Service and the Office of Federal Control Compliance Programs. These and other governmental agencies may also periodically conduct inquiries or investigations that may cover a broad range of our activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert management attention. In addition, an adverse finding in any such audit, inquiry or investigation could involve penalties that may be significant.

             Our facilities will also be subject to a broad range of federal, state and local laws and regulations relating to the environment, including those governing discharges to the air, water and land, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at our facilities and at off-site disposal locations. Risk of environmental liability is inherent in our business, and there can be no assurance that material environmental costs will not arise in the future. In particular, we might incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies.

             We believe that we operate our business in material compliance with applicable government regulations.

Backlog

             Our backlog as of December 31, 2004 was approximately $1,701,603 compared with backlog of approximately $5,367,061 as of December 31, 2003. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold. Due to the long-term nature of our government contracts, fluctuations from year to year are not an indication of any future trend. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

Employees

             As of December 31, 2004, the Company had 67 full time employees, none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2. DESCRIPTION OF PROPERTY

             Electro Energy Inc.’s principal executive offices are located at 30 Shelter Rock Road, Danbury, Connecticut 06810. The Company leases manufacturing facilities in the United States totaling 57,000 square feet. The leased facilities are occupied under leases for terms ranging from less than one year to five years with options to extend the leases for an additional one to five years. Management believes that the Company’s facilities are adequate for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

             Management is not aware of any pending or threatened legal proceeding of any type or nature related to us, our business or our officers and directors. The Company is not a party to any legal proceedings either as plaintiff or defendant.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERSS

             There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             As of December 31, 2004, the Company’s common stock is listed for trading on the NASDAQ SmallCap Market under the symbol “EEEI”. Prior to December 31, 2004, our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “EEEI.OB”. Our common stock had been quoted on the OTCBB since June 10, 2004. Prior to that date, there was no active market for our common stock, which traded in the public market under the symbol “MCGV.OB”, representing MCG Diversified, Inc. The following table sets forth the high and low sales prices and the high and low bid prices, as applicable, per share of common stock for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2004	High	Low

First Quarter	n/a	n/a
Second Quarter	$ 5.40	$ 3.10
Third Quarter	6.77	4.10
Fourth Quarter	14.50	6.10

Year Ended December 31, 2003	High	Low

First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	n/a	n/a

             As of December 31, 2004, there were 12,447,453 shares of the Company’s common stock issued and outstanding.

             As of March 18, 2005, there were approximately 150 record owners of Electro Energy Inc.’s common stock. However, a significant number of the shares of the Company’s common stock are held in “street name” and are therefore held by several beneficial owners. The Company estimates that it has a total of approximately 900 beneficial shareholders.

            The Company did not pay cash dividends on its common stock in 2004 and 2003. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             You should read the following discussion and analysis together with the financial statements and related notes included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenue

             Consolidated net revenue for 2004 was $6,759,793 compared with $4,120,024 for 2003, an increase of $2,639,769 , or 64.1%. Of the revenue increase, $2,650,168 was attributable to consolidating the revenues of Mobile Energy Products, Inc. (“MEP”), whose product manufacturing operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) offset by revenue decreases of $10,399 for the services operations.

             Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $2,958,935, or 44%, and $619,360, or 15.0% for 2004 and 2003, respectively.

             Net revenue from services 2004 was $3,265,832 compared with $3,276,231 for 2003, a decrease of $10,399, or 0.3%. The primary reason for the decline in the research and development services operations business was related to delays in timely receipt of new pending and continuations of existing U.S. government research and development contracts.

             The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned are primarily with the U.S. Air Force, U.S. Army, U.S. Navy, NASA, and commercial customers with performance periods that commenced July 1, 2000 and continue through December 30, 2005 requiring deliverables involving periodic status reports and in certain cases prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In the event overhead and general and administrative rates are recalculated at less than billed amounts, a credit is issued to the buying party. In past history, the Company has received complete contract funding on all awards as agreed.

             Net revenue from products for 2004 was $3,493,961 and $843,793 for 2003, an increase of $2,650,168, or 314.1%. The increase was attributable to consolidating the revenues of MEP. The Company began generating revenue from the manufacture and shipment of products on October 1, 2003 as a result of its purchase of the operations of the former EaglePicher managed by MEP. Net revenue from products included net revenue pursuant to a supply agreement with EaglePicher amounting to $2,958,935, or 84.7%, and $619,360, or 73.4% for 2004 and 2003, respectively.

Gross Profit

             Consolidated gross profit for 2004 was $690,044 (10.2% of net revenue) compared to $523,461 (12.7% of net revenue) for 2003, a decrease of $166,583 . The gross profit decrease was mainly driven by consolidating the revenues and cost of revenues of MEP. MEP operated below full capacity in the fourth quarter of 2004. As a result, the Company’s operating margin included unabsorbed overhead incurred in the period. The Company expects this trend to continue into the first quarter of 2005.

             Gross profit from services for 2004 was $260,227 (8.0% of net revenue) compared to $319,958 (9.8% of net revenue) for 2003. The gross profit from services pertains to gross profit earned on its research and development contracts with the U.S. government and its agencies. The typical gross profit attainable under these contracts ranges from 6-10%.

             The components of costs of revenues for services include direct materials, direct labor, an operating overhead allocation based upon direct labor usage, and a general and administrative overhead allocation based upon the percentage of contract costs relative to the total. Overhead and general and administrative expenses are billable at contracted fixed rates during the course of the year. Spending in excess of the contracted amount can be recovered provided there are funds available in the contract sufficient to cover the excess expenses and the adjustment is approved by the Defense Contract Audit Agency. A rate of spending below the billed contracted fixed rates during the course of the year may result in a return of funds to the contract.

             Gross profit from products for 2004 was $429,817 (12.3% of net revenue) and gross profit from products for 2003 was $203,503 (24.1% of net revenue). The Company began generating revenue from the manufacture and shipment of products on October 1, 2003 as a result of its purchase of the operations of the former EaglePicher managed by MEP. In 2004, the Company shipped a custom order that represented 5% of products revenue with a lower gross margin compared with its routine orders. In addition, MEP operated below full capacity in the fourth quarter of 2004. As a result, the Company’s operating margin included unabsorbed overhead incurred in the period. The Company expects this trend to continue into the first half of 2005.

             The components of costs of revenues for products include direct materials, direct labor, and an operating overhead allocation based upon direct labor usage. An operating overhead cost pool is estimated to support the forecasted manufacturing activities in advance of the year. The overhead is assigned as product is produced based upon direct labor usage using an absorption method. Any unabsorbed overhead is expensed in the period incurred.

General and Administrative Expenses

             General and administrative (“G&A”) expenses for 2004 were $1,692,990 (25.0% of net revenue) compared with $410,296 (10.0% of net revenue) for 2003, an increase of $1,282,694 . Of the increase, $61,554, or 4.8% was mainly driven by consolidating the general and administrative expenses of MEP. The Company began generating revenue from the manufacture and shipment of products on October 1, 2003 as a result of its purchase of the former operations of EaglePicher managed by MEP. The remaining increase in G&A for 2004 was primarily a result of increasing its support from professional service providers and increasing its general and administrative staffing to satisfy compliance with reporting requirements as a public company since the reverse merger in June 2004. The reverse merger required an audit of the prior two years of financial statements of the surviving entity. In addition, the Company was required to file a current report on form 8-K reporting the details of the merger and other required filings with the Securities & Exchange Commission. The remaining increase in G&A for 2004 included professional recruiting services of $94,420, accounting and legal services of $311,762 , salaries for a chief financial officer and executive assistant of $97,696, selling expenses of $45,402 , investor relations expenses of $166,612, other public company related expenses of $73,155, and other expenses of $15,049. The Company expects to continue to experience similar expenditures into 2005. Additionally, $417,044 was related to the amortization of stock-based employee compensation expense related to the issuance of stock options to employees for 2004. The deferred compensation expense related to stock options issued to employees during 2004 was $1,592,178. The remaining balance as of December 31, 2004 was $1,175,134 and will be fully amortized through December 2007.

Research and Development Expenses

             Research and development (“R&D”) expenses for 2004 were $312,953 (4.6% of net revenue). No R&D expenses were incurred in 2003. The nature of the R&D expenses in 2004 relate to a milestone contract from a venture capital firm for research of certain battery technologies. In March 2004, EEI had issued warrants to purchase 156,250 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The Company fulfilled its obligation under this contract in the first quarter of 2005. Certain research and development contracts require the Company to subsidize research and development efforts outside the scope of the contract. The Company has the obligation to fulfill the cost sharing arrangement alone or obtain partners willing to help subsidize the cost. Any cost the Company does not obtain a partner to share is recorded as research and development expense. These expenses are not recoverable under ordinary research and development contracts and are expenses incurred by the Company to advance technological research.

Interest Expense

             Interest expense for 2004 was $287,124, compared with $151,706 for the same period of 2003, an increase of $135,418. The increase was primarily related to the increase of accretion of deferred interest related to the notes payable to related parties. Concurrent with the merger, the Company converted its notes payable to related parties and related accrued interest amounting to $1,100,000 and $86,000, respectively into shares of its common stock. The notes carried interest at 10% annum and were due on demand maturing in November 2004.

             The Company had a $100,000 secured line of credit with a bank which is due on demand and subject to annual renewals. Advances bore interest at 1.0% over the bank’s prime lending rate (6.15% as of December 31, 2004) and were personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in the second quarter. The line of credit was closed in March 2005. Interest expense related to the line of credit amounted to $2,780 and $5,213 for 2004 and 2003, respectively.

Net Loss

             Net loss for 2004 was $1,603,023, compared to a net loss of $38,541 for 2003.

Net Loss Attributable to Common Stockholders

             Net loss attributable to common stockholders for 2004 was $5,347,055 or $0.51 cents per share (basic and diluted), compared to a net loss of $38,541 or zero per share (basic and diluted) for 2003.

             The Company recorded a one-time, non-cash item to recognize deemed dividends on preferred stock in the amount of $3,744,032. Of this amount, $3,290,216 resulted from the beneficial conversion of the underlying shares of common stock associated with issuance of new series A convertible preferred stock and detachable warrants in June and July 2004. In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the series A convertible preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This series A convertible preferred stock was fully convertible at the issuance date, therefore the full, beneficial conversion feature of $3,290,216 was recorded as a deemed dividend with a corresponding credit to additional paid-in capital. In accordance with EITF D-42, an additional $453,816 deemed dividend resulted from an inducement for the conversion of the old EEI series A convertible preferred stock into share of the Company’s common stock.

Related Parties

             The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of a technical nature provided by Eskra Technical Products, Inc. were included in cost of services-related parties in the amount of $127,126 for 2003. Michael Eskra is the owner of Eskra Technical Products, Inc., contracted as an outside consultant. In July 1999, Michael Eskra was appointed President and member of the board of directors. On January 1, 2004, Michael Eskra became an employee of the Company. In 2004, any technical services provided by Michael Eskra in the context as an employee are included in cost of services.

             Related party services of an administrative nature were included in general and administrative-related parties as an operating expense in the amount of $96,523 for 2004 compared with $220,519 for 2003. Of these amounts, general and administrative services provided by Michael Eskra as the owner of Eskra Technical Products, Inc. were included in general and administrative-related parties as an operating expense for 2003 in the amount of $68,218. In 2004, any general and administrative services provided by Michael Eskra in the context as an employee are included in general and administrative expense. The remainder of the amounts recorded in general and administrative-related parties are the result of other related party agreements. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting and business management services and supervision of accounting personnel. The Company has an agreement with Jack T. Brown, a shareholder of the Company’s common stock, to provide consulting services. The Company had an agreement with Cassidy & Associates, a former shareholder of the Company’s common stock, to provide lobbying services. The owner of Alvin J. Salkind Associates is a former member of the board of directors and is a shareholder of the Company’s common stock.

Financial Condition
Liquidity and Capital Resources

             The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	2004	2003
Working capital	$3,971,928	$(758,726)
Current ratio	7.37	0.64
Long-term debt to equity ratio	6.1%	-47.5%

             The Company had a $100,000 unsecured line of credit with a bank which is due on demand and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (6.15% as of December 31, 2004) and were personally guaranteed by a stockholder of the Company. The Company made repayments in the amount of $100,000 in 2004. The line of credit was closed in March 2005.

             The Company’s long-term debt was $464,766 as of December 31, 2004. Current maturities of long-term debt are $211,193 as of the same period. During 2004, debt decreased by $206,153 compared to total debt at December 31, 2003.

             The Company made repayments on a note payable requiring 24 monthly installments of $5,042 commencing July 2002 and on a note payable requiring 12 monthly installments of $2,744 commencing January 2004 bearing interest at 9% in the amount of $45,375 and $31,382, respectively.

             The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of December 31, 2004, the note payable had a face value of $300,000 with a remaining discount to fair value of $18,813. During 2004, the Company accreted an additional $19,365 of interest at an effective rate of 5%, increasing the fair value of the note payable to $281,187.

             The Company had three notes payable with Connecticut Innovations, Incorporated (“CII”). CII notes payable provided working capital for specific contract research and development projects. The terms of these notes provide for royalty payments due CII in the event such projects yield a commercially viable product or patented process. The royalty payment will equal 15% of licensing or royalty fees earned by the Company related to the specified projects limited to 200% of the original principal balance of the related note. The Company has not realized revenues subject to royalties related to the CII notes payable for 2004. On December 31, 2004, the Company refinanced its debt with CII into a new note payable in the amount of $183,579. The note payable has a three-year term with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

             The Company’s government contracts are each individually negotiated under their own terms and conditions with reference to the Federal Acquisition Regulations and are typically fully funded cost-reimbursement type. There is usually an 85% limitation placed on the fixed fee whereby 15% is withheld by the government until all contract requirements are satisfied and closeout documents submitted. There are no obligations for royalties.

             Concurrent with the merger, the Company converted its notes payable to a stockholder and individuals and entities related to a stockholder and related accrued interest, amounting to $1,100,000 and $86,000, respectively, into 1,019,367 shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004. The notes were convertible into the Company’s common stock at a rate of $1.16 per share. In connection with the above notes, the Company issued warrants to purchase 412,560 shares of the Company’s common stock at $1.16 per share. On June 9, 2004, a warrant to purchase 154,710 shares of EEI common stock was relinquished by a holder of the warrant. The terms of the warrants are five years from the issuance of the related notes with expirations beginning in April 2007 through November 2008. The total estimated value of the warrants amounted to $260,207 and represents deferred interest that was to be accreted over the term of the related notes. Upon conversion of the notes, the remaining deferred interest, amounting to $107,140, was accreted into interest expense. The Company paid $12,115 of remaining interest payable related to the notes payable in cash in December 2004.

             In March 2004, the Company issued warrants to purchase 156,250 shares of its Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from In-Q-Tel, Inc., a private venture capital firm, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with merger, the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company’s common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company collected $350,000 as of December 31, 2004. The outstanding warrant subscription receivable was $150,000 as of December 31, 2004. The Company satisfied its contractual obligations in the first quarter of 2005.

             Concurrent with the merger and on June 30, 2004 and July 15, 2004, the Company completed a private placement of 5,501 units at a purchase price of $1,000 per unit. Each unit consists of one share of Series A Preferred stock, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $5,501,000 and net proceeds amounted to approximately $4,590,000. Gross proceeds allocated to the issuance of the Series A Convertible Preferred stock amounted to $3,290,216 and resulted in a beneficial conversion feature in that amount and was deemed a preferred stock dividend to the holders.

             Net cash used in operating activities totaled $1,319,853 for 2004 with net cash provided by operating activities of $188,423 for 2003. Thirty-seven percent of accounts receivable as of December 31, 2004 are past due compared with 44% as of December 31, 2003. The past due accounts receivable are primarily with four customers and the Company believes those accounts will be collected in full during the first quarter of 2005. During 2004, the Company paid certain aged accounts payable and accrued interest to certain related parties and CII. In addition, the Company made certain prepayments for insurance policies and the establishment of an investor relations fund managed by an outside consulting firm. The Company expects to amortize these prepayments over applicable benefit periods, however, these prepayments are refundable to the Company upon termination of the insurance policies or consulting arrangement. The Company accrued expenses primarily relating to legal and accounting services in connection with the preparation of its SEC filings.

             The Company invested $228,863 in property and equipment in 2004, compared with $50,323 for 2003. Current year additions relate primarily to the purchase of $35,361 of electronic data processing equipment, and $10,000 of laboratory equipment, and $183,500 of production equipment. Prior year additions relate primarily to the purchase of $3,796 of electronic data processing equipment and $46,309 of laboratory equipment.

             Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement of series A convertible preferred stock, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. Over that same period, the Company expects to make an investment of $1.0 million in plant, property, and equipment to expand its manufacturing capabilities to manufacture its patented bipolar nickel-metal hydride batteries.

Application of Critical Accounting Policies

             Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Revenue Recognition

             In general, our Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of our Company:

             Revenue on our research and development type contracts with the U.S. Government and its’ agencies are typically “cost plus” type contracts that contain a fixed fee element and/or a cost sharing arrangement. We are reimbursed for actual material, labor and overhead costs as we incur them up to the funding limit of the contract. We submit our cost structure annually to the Defense Contract Audit Agency (DCAA) for approval to use our rates on government contracts. Throughout the life of each contract we estimate the cost to complete. When we estimate that a contract will exceed the funding amount we will seek additional funding from our customer or another outside source. Contract terms allow us to stop work should additional funding not be available. Should we decide to complete a contract without funding we will expense the cost as we incur it.

             Contracts with milestone billing provisions are fixed cost type contracts. Revenue is recognized once the milestone has been achieved.

             Revenue on commercial contracts is recognized when we ship our batteries or services have been rendered.

Stock-Based Compensation

             Our Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

             Our Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Our Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Inventory Valuation

             Inventories are stated at the lower of cost or market on a first in first out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken.

Allowances for Doubtful Accounts

             We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. The Company recorded an allowance for doubtful accounts of $20,554 and zero as of December 31, 2004 and 2003, respectively.

Accounting for Income Taxes

             In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

             Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance, against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. The Company has concluded that a full valuation allowance was appropriate for the deferred tax asset.

Research and Development Expenses

             Research and development expenses are incurred to develop our battery technologies. They are self funded and expensed as incurred.

Recent Accounting Pronouncements

             In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on August 1, 2005 as required.

             In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows.

             In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.

Item 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The full text of the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 begins on page F-1 of this Report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             On June 10, 2004, our Board of Directors voted to approve the replacement of Randall N. Drake, C.P.A. with Marcum & Kliegman, LLP as our independent registered public accounting firm.

             We have not had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures, nor have we had any other changes in our accountants during our two most recent fiscal years.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
             The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls
             The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

Limitations on the Effectiveness of Controls
             The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. OTHER INFORMATION

             Not applicable.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             The information required by this Item is incorporated by reference to our Information Statement on Schedule 14C relating to our 2005 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION

             The information required by this Item is incorporated by reference to our Information Statement on Schedule 14C relating to our 2005 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             The information required by this Item is incorporated by reference to our Information Statement on Schedule 14C relating to our 2005 Annual Meeting of Shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this Item is incorporated by reference to our Information Statement on Schedule 14C relating to our 2005 Annual Meeting of Shareholders.

Item 13. EXHIBITS

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.(2)
3.1	Articles of Incorporation of MCG Diversified, Inc.(3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(3)
3.3	Bylaws of MCG Diversified, Inc.(2)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.(2)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.(2)
4.1	Form of Three-Year Warrant to Purchase Common Stock.(2)
10.1	1993 Stock Compensation Plan of Electro Energy, Inc., as adopted by the Company.(2)
10.2	Employment Agreement, dated as of December 31, 2003, between Electro Energy, Inc. and Michael D. Eskra, as assigned to the Company.(2)
10.3	Indemnification Agreement, dated as of June 7, 2004, among MCG Diversified, Inc., Electro Energy, Inc., Marguerite Godels, Jay D. Solomon, Laura L. Larsen, Brian Bell and Dale Salmon.(2)
10.4	Form of Lock-Up Letter between Electro Energy, Inc. and former holders of securities of Electro Energy, Inc.(2)
10.5	Form of Lock-Up Letter between Electro Energy, Inc. and certain former named holders of securities of Electro Energy, Inc.(2)
10.6	Form of Lock-Up Letter between Electro Energy, Inc. and Michael D. Eskra.(2)
10.7	Form of Lock-Up Letter between MCG Diversified, Inc. and Marguerite Godels and Charles P. Godels, P.A.(2)
10.8	Form of Private Placement Subscription Agreement.(2)
10.9	Registration Rights Agreement.(2)
10.10	Asset Purchase Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.11	Security Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.12	Supply Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.13	License Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.14	Groundwater Remediation Operating Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.15	Lease Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.16	Assignment and Assumption of Contracts Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.17	Secured Promissory Note, dated October 1, 2003, from Mobile Energy Products, Inc. to EaglePicher Technologies, LLC.(5)
21.1	Subsidiaries of the Company.(1)
31.1	Section 302 Certification of Chief Executive Officer.(1)
31.2	Section 302 Certification of Chief Financial Officer.(1)
32.1	Section 906 Certification of Chief Executive Officer.(1)
32.2	Section 906 Certification of Chief Financial Officer.(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company's Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on February 17, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

             The information required by this Item is incorporated by reference to our Information Statement on Schedule 14C relating to our 2005 Annual Meeting of Shareholders.

SIGNATURES

             In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

		By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date:	March 30, 2005		Title: Chairman and Chief Executive Officer

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date:	March 30, 2005		Title: Chairman and Chief Executive Officer

		By:	/s/ Audra J. Mace

Name: Audra J. Mace
Date:	March 30, 2005		Title: Chief Financial Officer and Secretary

		By:	/s/ Joseph Engelberger

Name: Joseph Engelberger
Date:	March 30, 2005		Title: Director

		By:	/s/ Warren D. Bagatelle

Name: Warren D. Bagatelle
Date:	March 30, 2005		Title: Director

		By:	/s/ Farhad Assari

Name: Farhad Assari
Date:	March 30, 2005		Title: Director

ELECTRO ENERGY INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Electro Energy Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electro Energy Inc. and the Subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Energy Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

March 3, 2005 (except for Note 13, which is dated March 22, 2005)
New York, New York

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003

ASSETS

	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$3,372,486	$269,970
Accounts receivable, net of allowance for doubtful accounts of $20,554 and $- 0-, respectively	851,632	662,682
Inventories	244,492	379,139
Prepaid expenses and other current assets	126,475	27,207

Total Current Assets	4,595,085	1,338,998

PROPERTY AND EQUIPMENT, Net	533,273	350,747

SECURITY DEPOSIT	8,471	8,901

TOTAL ASSETS	$5,136,829	$1,698,646

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

	2004	2003

CURRENT LIABILITIES
Bank line of credit	$-	$100,000
Current maturities of long-term debt	211,193	268,696
Notes payable - related parties	-	941,323
Accounts payable	144,425	478,546
Accounts payable - related parties	7,525	24,366
Interest payable	-	20,351
Interest payable - related parties	-	131,292
Accrued expenses and other current liabilities	260,014	133,150

Total Current Liabilities	623,157	2,097,724

OTHER LIABILITIES
Long term debt, less current maturities	253,573	402,223
Deferred rent	84,660	45,584

Total Other Liabilities	338,233	447,807

TOTAL LIABILITIES	961,390	2,545,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized; Series A Convertible Preferred Stock, 5,600 shares designated; 5,501 shares issued, 4,951 outstanding in 2004 ($4,951,000 liquidation preference)	5	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 12,447,453 shares issued and outstanding in 2004, 8,038,985 shares issued and outstanding in 2003	12,448	8,039
Additional paid-in capital	12,832,804	1,142,705
Deferred compensation expense	(1,175,134)	-
Warrant subscription receivable	(150,000)	-
Accumulated deficit	(7,344,684)	(1,997,629)

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	4,175,439	(846,885)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$5,136,829	$1,698,646

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2004 and 2003

	2004	2003

NET REVENUE
Services	$3,265,832	$3,276,231
Products	3,493,961	843,793

TOTAL NET REVENUE	6,759,793	4,120,024

COST OF REVENUE
Cost of services	3,005,605	2,829,147
Cost of services - related parties	-	127,126
Cost of products	3,064,144	640,290

TOTAL COST OF REVENUE	6,069,749	3,596,563

GROSS PROFIT	690,044	523,461

OPERATING EXPENSES
General and administrative (including non cash compensation of $417,044 in 2004)	1,596,467	189,777
General and administrative - related parties	96,523	220,519
Research and development	312,953	-

TOTAL OPERATING EXPENSES	2,005,943	410,296

OPERATING (LOSS) INCOME	(1,315,899)	113,165

INTEREST EXPENSE
Interest expense	30,082	23,619
Interest expense - related parties	257,042	128,087

TOTAL INTEREST EXPENSE	287,124	151,706

NET LOSS	(1,603,023)	(38,541)

DEEMED DIVIDENDS ON PREFERRED STOCK	3,744,032	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(5,347,055)	(38,541)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS BASIC AND DILUTED	$(0.51)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	10,513,404	8,038,985

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY For the Years Ended December 31, 2004 and 2003
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Warrant Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Receivable	Deficit	Total

BALANCE - January 1, 2003	-	$-	8,038,985	$8,039	$909,984	$-	$-	$(1,959,088)	$(1,041,065)
Warrants issued in connection with notes payable to stockholders	-	-	-	-	232,721	-	-	-	232,721
Net loss	-	-	-	-	-	-	-	(38,541)	(38,541)

BALANCE - December 31, 2003	-	-	8,038,985	8,039	1,142,705	-	-	(1,997,629)	(846,885)
Exercise of employee stock options	-	-	439,205	440	6,560	-	-	-	7,000
Stock options issued to employees	-	-	-	-	1,592,178	(1,592,178)	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	417,044	-	-	417,044
Conversion of notes payable to stockholders and related accrued interest into common stock	-	-	1,019,367	1,019	1,184,981	-	-	-	1,186,000
Reverse merger with MCG Diversified, Inc.	-	-	2,699,896	2,700	(2,700)	-	-	-	-
Issuance of warrants	-	-	-	-	500,000	-	(350,000)	-	150,000
Proceeds from warrant subscription receivable	-	-	-	-	-	-	200,000	-	200,000
Net proceeds from issuance of preferred stock and warrants	5,501	6	-	-	4,590,297	-	-	-	4,590,303
Conversion of preferred stock into common stock	(550)	(1)	220,000	220	(219)	-	-	-	-
Proceeds from exercise of warrants	-	-	30,000	30	74,970	-	-	-	75,000
Net loss	-	-	-	-	-	-	-	(1,603,023)	(1,603,023)
Deemed dividends on preferred stock	-	-	-	-	3,744,032	-	-	(3,744,032)	-

BALANCE - December 31, 2004	4,951	$5	12,447,453	$12,448	$12,832,804	$(1,175,134)	$(150,000)	$(7,344,684)	$4,175,439

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,603,023)	$(38,541)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest accretion	224,025	43,505
Depreciation and amortization	46,337	59,317
Amortization of deferred compensation expense	417,044	-
Changes in operating assets and liabilities:
Accounts receivable	(188,950)	(150,375)
Inventories	134,647	16,063
Prepaid expenses and other current assets	(99,268)	(22,707)
Accounts payable	(334,121)	107,954
Accounts payable - related parties	(16,841)	(16,050)
Interest payable	(20,351)	16,524
Interest payable - related parties	(45,292)	87,917
Accrued expenses and other current liabilities	165,940	84,816

TOTAL ADJUSTMENTS	283,170	226,964

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,319,853)	188,423

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of business, net of cash acquired	-	(158,903)
Purchases of property and equipment	(228,863)	(50,323)
Receipt (payment) of security deposit	430	(430)

NET CASH USED IN INVESTING ACTIVITIES	$(228,433)	$(209,656)

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under bank line of credit	(100,000)	-
Repayments of long-term debt	(221,501)	(70,583)
Borrowings of long-term debt	-	31,382
(Repayments) borrowings under notes payable - related parties	(50,000)	300,000
Proceeds from issuance of preferred stock and warrants	5,501,000	-
Issuance costs of preferred stock and warrants	(910,697)	-
Proceeds from issuance of warrants	150,000	-
Proceeds from warrant subscription receivable	200,000	-
Proceeds from exercise of stock options and warrants	82,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,650,802	260,799

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,102,516	239,566

CASH AND CASH EQUIVALENTS - Beginning	269,970	30,404

CASH AND CASH EQUIVALENTS - Ending	$3,372,486	$269,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$128,742	$3,760
Income taxes	$1,314	$250
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of notes payable, net of discount	$-	$408,487
Assumption of accounts payable and accrued liabilities	$-	$138,482
Conversion of notes payable and related accrued interest into common stock	$1,186,000	$-
Issuance of warrants in exchange for warrant subscription receivable	$350,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The Company

Organization
             On June 9, 2004, Electro Energy, Inc. (“EEI”), a Delaware corporation, entered into a merger with MCG Diversified, Inc. (“MCG”), incorporated in December 1993 in the State of Florida. MCG issued 9,497,557 unregistered shares of common stock for 100% of the outstanding common stock of EEI on a one-to-one basis. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for, on an historical cost basis, for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of EEI and the common stock of EEI has been retroactively restated to give effect to the exchange for MCG common stock. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“New EEI”).

             The consolidated financial statements presented are those of New EEI and its wholly-owned subsidiary, EEI. Additionally, the accounts of New EEI include the accounts of Mobile Energy Products, Inc. (“MEP”), a wholly-owned subsidiary incorporated June 11, 2003, from its inception. Collectively, they are referred to herein as the “Company.” On October 1, 2003 the Company, through its MEP subsidiary acquired the Colorado Springs energy business of EaglePicher Technologies, LLC (“EaglePicher”). (See Note 8.)

Nature of Business
             The Company is engaged in the development of products for use in providing energy and specifically focuses upon development of bipolar nickel metal hydride batteries and other battery chemistries and primarily provides contract research and development to the United States Government or its agencies.

             Additionally, the Company also has commercially viable products marketed and sold primarily to the United States Government or its agencies. These products include batteries for aircraft, satellite and satellite launch vehicles.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation
             The consolidated financial statements include the accounts of New EEI and MEP from June 11, 2003 (inception) to December 31, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
             Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

Use of Estimates
             The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Concentration of Credit Risk
             Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and accounts receivable.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             The Company maintains its cash accounts at financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2004, the Company had cash balances in excess of federally insured limits of $238,069. The Company also has substantial cash balances which are invested in a money market account with a bank.

             Concentrations of credit risk with respect to accounts receivable are limited because the Company’s customers are primarily the United States Government or its agencies. Credit risk with respect to trade accounts receivable from private entities is not significant.

Accounts Receivable
             Accounts receivable are based on contracted amounts and the Company generally invoices on a progressive basis as work is completed or upon delivery. The Company does not expect significant charges for bad debts related to its accounts receivable as its customers consist of primarily the United States Government or its agencies.

Allowances for Doubtful Accounts
             We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. The Company recorded an allowance for doubtful accounts of $20,554 and zero as of December 31, 2004 and 2003, respectively.

Inventory
             Inventory is valued at the lower of cost or market, with cost determined on the first-in, first out basis. The Company’s products are produced on a make-to-order basis and, as a result, the Company does not carry a finished goods inventory. The raw materials inventory and work in process inventory are adjusted to net realizable value based upon a periodic impairment review.

Property and Equipment
             Property and equipment are recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Revenue Recognition
             In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

             Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue is presented net of returns.

             Revenue on our research and development type contracts with the U.S. Government and its’ agencies are typically “cost plus” type contracts that contain a fixed fee element and/or a cost sharing arrangement. We are reimbursed for actual material, labor and overhead costs as we incur them up to the funding limit of the contract. We submit our cost structure annually to the Defense Contract Audit Agency (DCAA) for approval to use our rates on government contracts. Throughout the life of each contract we estimate the cost to complete. When we estimate that a contract will exceed the funding amount we will seek additional funding from our customer or another outside source. Contract terms allow us to stop work should additional funding not be available. Should we decide to complete a contract without funding we will expense the cost as we incur it. As of December 31, 2004, the Company has recorded additional revenue of $200,000 and a related receivable for $200,000 pursuant to its submission to DCAA for 2004 settled rates.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Contracts with milestone billing provisions are fixed cost type contracts. Revenue is recognized once the milestone has been achieved.

             Revenue on commercial contracts is recognized when we deliver our batteries or services have been rendered.

Significant Customers
             The Company had two customers with sales of 10% or more of total sales in 2004 and 2003. Net sales to the Company’s two major customers, EaglePicher Technologies, LLC and U.S. Airforce Mantech represented approximately 59% in 2004 and 21% in 2003. Accounts receivable from these customers amounted to $157,951 and $370,878 as of December 31, 2004 and 2003, respectively.

Product Warranty
             The Company is responsible for providing warranty coverage on certain products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. As of December 31, 2004, the estimated liability is zero.

Depreciation and Amortization
             Depreciation and amortization is provided for under the straight-line method based upon the estimated useful lives of the respective assets. Leasehold improvements are amortized under the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets.

Income Taxes
             The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at current enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments
             The carrying amounts reported in the consolidated financial statements for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of their fair value. The fair value of long-term debt is estimated to approximate fair market value based on the current rates offered to the Company for debt of the same remaining maturities.

Stock-Based Compensation
             As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. For year ended December 31, 2004, the Company recorded compensation expense in general administrative expenses amounting to $417,044 related to 710,245 stock options granted to employees.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Prior to the merger discussed in Note 1, the Company accounted for options granted to employees by computing proforma compensation cost utilizing the Black Scholes option pricing model and the minimum value method. This method computes the value assigned to the options based on a number of valuation assumptions but excludes the concept of volatility which measures the changes in value that publicly traded securities regularly experience. Upon becoming a public company the Company continues to compute the fair value of newly granted options utilizing the Black Scholes option pricing model but now includes the volatility measure which generally gives rise to a higher amount of proforma compensation than the minimum value method as the volatility utilized in the calculation increases the value of the options and therefore the proforma compensation charge also increases.

             The following table illustrates the effect on net loss if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2004 and 2003:

	2004	2003

Net loss attributable to common stockholders as reported	$(5,347,055)	$(38,541)
Add: stock-based employee compensation expense included in reported net loss	417,044	-
Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(820,513)	(69,801)

Proforma net loss attributable to common stockholders	$(5,750,524)	$(108,342)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.55)	$(0.01)

             The fair value and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2004	2003

Expected Life (Years)	10	N/A
Interest Rate	3.250%	N/A
Annual Rate of Dividends	--%	N/A
Volatility	177.510%	N/A

             The weighted average fair value and minimum value of the options at date of grant using the Black Scholes option-pricing model is estimated at $2.14 per option during 2004 and there were no options granted in 2003.

Research and Development
             Research and development expenses are incurred to develop our battery technologies. They are self funded and expensed as incurred. Research and development expenses for the years ended December 31, 2004 and 2003 were $312,953 and zero, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

             Securities that could potentially dilute earning per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of December 31, 2004 and 2003:

	2004	2003

Preferred stock convertible into common stock	1,980,400	-
Notes payable - related parties convertible into common stock	-	905,172
Warrants to purchase common stock	2,099,184	257,850
Options to purchase common stock	2,332,121	2,186,568

Total potential common shares	6,411,705	3,349,590

Recent Accounting Pronouncements
             In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on August 1, 2005 as required.

             In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows.

             In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Inventories

             Inventories consists of the following as of December 31, 2004 and 2003:

	2004	2003

Raw materials	$202,531	$253,036
Work in progress	41,961	126,103

Total	$244,492	$379,139

NOTE 4 - Property and Equipment

             Property and equipment consists of the following as of December 31, 2004 and 2003:

	2004	2003	Useful Lives

Equipment	$706,190	$477,327	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	736,549	507,686

Less: Accumulated depreciation and amortization	203,276	156,939

Property and Equipment, Net	$533,273	$350,747

             Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $46,337 and $59,317 respectively.

NOTE 5 - Bank Line of Credit

             The Company had a $100,000 unsecured line of credit which is due on demand and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (approximately 6.15% and 5.00% as of December 31, 2004 and 2003, respectively) and were personally guaranteed by a stockholder of the Company. Advances under the line of credit amounted to zero and $100,000 as of December 31, 2004 and 2003, respectively. The line of credit was closed in March 2005. Interest expense related to the line of credit amounted to $2,780 and $5,213 for the years ended December 31, 2004 and 2003, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt

             Long-term debt consists of the following as of December 31, 2004 and 2003:

	2004	2003

Notes payable to Connecticut Innovations, Incorporated (“CII”):

Commencing June 1997 and maturing June 2007 with interest at 2.0% per annum and monthly installments of $375 in the first four years and interest at 10.0% per annum and monthly installments of $1,389 thereafter, refinanced December 2004	$-	$62,840
Commencing September 1998 and maturing September 2008 with interest at 2.0% per annum and monthly installments of $300 in the first four years and interest at 10.0% per annum and monthly installments of $1,112 thereafter, refinanced December 2004	-	60,000
Commencing November 1998 and maturing November 2008 with interest at 2.0% per annum and monthly installments of $298 in the first four years and interest at 10.0% per annum and monthly installments of $1,102 thereafter, refinanced December 2004	-	59,500
Commencing December 2004 and maturing December 2007 with interest at 5% per annum and annual installments of $61,193	183,579	-

	183,579	182,340
Note payable requiring 24 monthly installments of $5,042 commencing July 2002 bearing interest at 5.2%.	-	45,375

Note payable requiring 12 monthly installments of $2,744 commencing January 2004 bearing interest at 9%.	-	31,382

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face Value	300,000	450,000
Remaining discount to fair value (effective interest rate of 5%)	(18,813)	(38,178)

Fair Value	281,187	411,822

Total long-term debt	464,766	670,919
Less: current maturities	211,193	268,696

Total long-term debt, less current maturities	$253,573	$402,223

The Company had three notes payable with Connecticut Innovations, Incorporated (“CII”). CII notes payable provided working capital for specific contract research and development projects. The terms of these notes provide for royalty payments due CII in the event such projects yield a commercially viable product or patented process. The royalty payment will equal 15% of licensing or royalty fees earned by the Company related to the specified projects limited to 200% of the original principal balance of the related note. The Company has not realized revenues subject to royalties related to the CII notes payable for 2004. On December 31, 2004, the Company refinanced its debt with CII into a new note payable in the amount of $183,579. The note payable has a three-year term with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Interest expense related to the long-term debt of CII amounted to $15,844 and $15,071 for the years ended December 31, 2004 and 2003, respectively.

             Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $19,365 and $3,335 for the years ended December 31, 2004 and 2003, respectively.

             Maturities of long-term debt as of December 31, 2004 are as follows:

For the Year Ending December 31,	Amount

2005	$211,193
2006	192,380
2007	61,193

Total	$464,766

NOTE 7 - Stockholders' Equity

Preferred Stock
             The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share, of which 5,600, increased from 5,500 in September 2004, are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

             Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Certificate, into 400 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Certificate. Each share of the Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. During the year ended December 31, 2004, the Company issued 5,501 shares of the Series A Preferred stock in a private placement (see below).

             Concurrent with the merger, 100,000 shares of EEI Series A Convertible Preferred Stock, $.01 par value (“EEI Preferred Stock”), originally convertible into 85,950 shares of EEI common stock, were converted into 214,875 shares of EEI common stock. The common stock issued in excess of it original terms, valued at $453,816, was deemed a preferred stock dividend to the holders. This value was measured by multiplying the additional 128,925 shares issued by the $3.52 market price of the Company’s common stock on the conversion date.

             During 2004, 550 shares of Series A Preferred were converted into 220,000 shares of common stock.

Common Stock
             The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of December 31, 2004, the Company had reserved 2,500,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”). On June 9, 2004, the Company’s common stock was split 1.719 to 1. The effects of the stock split have been given retroactive effect in these financial statements for all periods presented. During the year ended December 31, 2004, the Company issued 439,205 shares of common stock for $7,000 upon the exercise of employee stock options.

             During the year ended December 31, 2004, warrants were exercised for proceeds of $75,000 in exchange for 30,000 shares of common stock.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants
             The Company had previously issued warrants to purchase 412,560 shares of its common stock in connection with its notes payable to related parties (See Note 11). The warrants are exercisable at $1.16 per share over a five-year period with expirations beginning in April 2007 through November 2008. The weighted average fair value of the warrants at date of issuance using the Black Scholes option-pricing model is estimated at $1.08 per warrant. The total estimated value of the warrants, amounting to $260,207 was recorded as a debt discount and as additional paid-in capital as of the date of issuance. On June 9, 2004, a warrant to purchase 154,710 shares of common stock was relinquished by a holder of the warrant.

             In March 2004, EEI had issued warrants to purchase 156,250 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with the merger with MCG (See Note 1), the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company’s common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company collected $350,000 as of December 31, 2004. The outstanding warrant subscription receivable was $150,000 as of December 31, 2004. The Company satisfied its contractual obligations in the first quarter of 2005.

             Additionally, in June and July 2004, the Company issued 5,501 warrants in a private placement (See below). Each warrant entitles the holder to purchase 200 shares of common stock at $2.50 per share through July 16, 2007. Also in connection with the private placement, 502,540 warrants to purchase 502,540 shares of common stock at an exercise price of $1.00 expiring on July 16, 2007 containing certain cashless provisions were issued to the placement agents.

Private Placement
             Concurrent with the merger and on June 30, 2004 and July 15, 2004, the Company completed a private placement of 5,501 units at a purchase price of $1,000 per unit. Each unit consists of one share of Series A Preferred, convertible into 400 shares of common stock, and a detachable warrant to purchase 200 shares of common stock at an exercise price of $2.50. Gross proceeds from the private placement amounted to approximately $5,501,000 and net proceeds amounted to approximately $4,590,000.

             Gross proceeds allocated to the issuance of the Series A Preferred stock amounted to $3,290,215. In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the Series A Preferred was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This series A convertible Preferred was fully convertible at the issuance date, therefore the full amount of proceeds allocated to the series A Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
             As of December 31, 2004, the Company had reserved 2,500,000 shares of common stock for issuance under its 1993 Plan. The options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements and recorded compensation expense in general and administrative expenses amounting to $417,044 related to 710,245 stock options granted to employees for the year ended December 31, 2004.

             Stock option activity under the 1993 Plan for the years ended December 31, 2004 and 2003 are as follows:

	Number of Options	Weighted- Average Exercise Price

Balance-January 1, 2003	2,061,081	$0.40
Granted	-	-
Exercised	-	-
Balance-December 31, 2003	2,061,081	$0.40
Granted	710,245	1.27
Exercised	(439,205)	0.02

Balance-December 31, 2004	2,332,121	$0.74

             Stock options outstanding and exercisable, by price range, as of December 31, 2004 are as follows:

Exercise Price	Amount	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Amount Exercisable	Weighted- Average Exercise Price

$0.26	1,192,126	4.6	$ 0.26	1,192,126	$ 0.26
$1.16	1,039,995	8.4	1.16	214,876	1.16
$2.00	100,000	9.5	2.00	25,000	2.00

	2,332,121	6.5	$ 0.74	1,432,002	$ 0.43

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Acquisition

             On October 1, 2003, the Company, through its MEP subsidiary acquired the Colorado Springs energy business of EaglePicher in exchange for a note payable amounting to $450,000 and the assumption of $138,482 in accounts payable and accrued liabilities. The note is non-interest bearing requiring three annual installments of $150,000 and matures October 2006. The note’s fair value was estimated at $408,487 discounted with an effective interest rate of 5%. In addition, the Company incurred acquisition costs of $158,903. The purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows:

Accounts receivable	$202,416
Inventory	275,750
Plant and equipment	227,706

Total assets acquired	705,872
Liabilities assumed	(138,482)

Net assets acquired	$567,390

             The fair value of the assets was determined to be the price paid for the assets plus liabilities assumed and incurred acquisition costs.

             The results of operations for the business acquired are included in the consolidated statements of operations from the date of the acquisition. The pro forma information below presents a summary of the results of operations of the Company, assuming the acquisition occurred at the beginning of the following period:

For the Years Ended December 31, 2003

Net revenue	$5,881,174

Net loss	$(690,261)

Net loss per share	$(0.09)

NOTE 9 - Income Taxes

             The Company has net operating loss carryforwards (“NOL’s”) of approximately $ 2,503,824 as of December 31, 2004 that will be available to offset future taxable income. The Company has concluded that a full valuation allowance was appropriate for the NOL’s as they are more likely than not to be utilized prior to their expiration. The deferred tax asset as of December 31, 2004 and 2003 consists of the following:

	2004	2003

Net operating loss carry forwards	$975,200	$527,500
Stock based compensation	167,000	-

Total deferred tax asset	$1,142,200	$527,500
Less: valuation allowance	(1,142,200)	(527,500)

Total net deferred tax asset	$-	$-

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             The expiration of the Company's NOL's is as follows:

December 31,	Amount

2020	$223,482
2021	465,300
2022	665,700
2023	-
2024	1,149,342

Total	$2,503,824

NOTE 10 - Defined Contribution Plan

             The Company has a defined contribution 401(k) Savings Plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended December 31, 2004 and 2003.

NOTE 11 - Related Parties

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

             Accretion of deferred interest related to the notes payable to related parties amounted to $208,677 and $40,170 for the years ended December 31, 2004 and 2003, respectively.

             Interest expense related to the notes payable to related parties amounted to $48,365 for the year ended December 31, 2004. Interest payable and interest expense related to the notes payable to related parties amounted to $131,292 and $87,917, respectively, as of and for the year ended December 31, 2003.

Consulting Services
             Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $96,523 and $347,645 for the years ended December 31, 2004 and 2003, respectively. Amounts due to these related parties as of December 31, 2004 and December 31, 2003 were $7,525 and $24,366, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Commitments and Contingencies

Operating Leases
             The Company conducts its operations from two facilities that are leased under noncancelable operating leases expiring in July 2005 and March 2010 requiring minimum monthly payments of $9,344 and $23,875, respectively. The Company has an option to renew the lease related to one of its facilities through July 2006 with substantially similar terms. Rental expense related to facilities under operating leases amounted to $362,554 and $185,585 for the years ended December 31, 2004 and 2003, respectively.

             Future minimum rental payments under the above noncancelable operating leases as of December 31, 2004 are as follows:

For the Year Ending December 31,	Amount

2005	$398,626
2006	351,907
2007	286,500
2008	286,500
2009	286,500
Thereafter	71,625

$1,681,658

Supply Agreement
             The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter.

Executive Compensation
             The Company entered into an employment agreement effective January 1, 2004 through December 31, 2005 with its President and Chief Operating Officer. The agreement provides for compensation of $235,000 per annum, 343,800 stock options, certain other benefits and severance payments under certain circumstances, including termination of employment. Compensation expense under this agreement amounted to $234,998 for year ended December 31, 2004. This agreement has subsequently been terminated. (See Note 13.)

NOTE 13 - Subsequent Events

             Effective March 22, 2005, the Board of Directors accepted the resignation of Michael Eskra as Director, President, and Chief Operating Officer and immediately relieved him of his duties. In accordance with the termination clauses in the employment agreement, the Company is obligated to pay him 30 days compensation.