Form 10KSB/A
period 2004-12-31
ELECTRO ENERGY INC
filed 2005-04-29
CIK 1175636

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

The aggregate market value of the voting common equity held by non-affiliates was $38,521,803 based upon the closing sales price of Common Stock on April 21, 2005 of $6.68 per share.

As of April 21, 2005, 12,854,047 shares of Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes    No

ELECTRO ENERGY INC.

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A to Electro Energy Inc.’s (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission on March 30, 2005, is being filed to amend the Original Filing as follows:

[X] Part III is amended to insert required disclosures previously reported to be incorporated by reference in the Registrant’s forthcoming definitive information statement.

In addition, the Registrant is including herewith currently dated certifications.

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

Gross Profit

             Consolidated gross profit for 2004 was $690,044 (10.2% of net revenue) compared to $523,461 (12.7% of net revenue) for 2003, a decrease of $166,583. The gross profit decrease was mainly driven by consolidating the revenues and cost of revenues of MEP. MEP operated below full capacity in the fourth quarter of 2004. As a result, the Company’s operating margin included unabsorbed overhead incurred in the period. The Company expects this trend to continue into the first quarter of 2005.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

             The following table sets forth information regarding the members of our Board of Directors, executive officers and significant employees. The directors listed below will serve until the next annual meeting of our stockholders.

Name	Age	Position

Martin G. Klein	68	Founder, Chairman of the Board of Directors and Chief Executive Officer
Joseph Engelberger	79	Member of the Board of Directors
Warren D. Bagatelle	66	Member of the Board of Directors
Farhad Assari	44	Member of the Board of Directors
Audra J. Mace	34	Chief Financial Officer and Secretary
Albert J. Estrada	39	Vice President, Marketing and Sales
Paula Ralston	45	Operations Manager - Danbury, Connecticut office
Dr. Jack Brown	72	Manager - Washington, D.C. office and Technical Advisor
Rolan Farmer	61	Operations Manager - Mobile Energy Products Group, Colorado Springs, Colorado
Dr. Alvin Salkind	74	Chief Scientific Advisor

             The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors, officers and significant employees are as follows:

             Martin G. Klein has been the Chairman of our Board of Directors and our Chief Executive Officer since 1992. Mr. Klein is the founder of EEI, and has over 40 years of experience in the advanced battery field. In 1970, prior to forming EEI, Mr. Klein was one of the founding principals of Energy Research Corporation (now Fuel Cell Energy Inc.) and served as its Executive Vice President through 1990 and as a director through 1992. Mr. Klein has developed and worked on several battery chemistries and fuel cell systems. Prior to his association with Energy Research Corporation, he held positions in the battery field at U.S. Army Signal Corps, Yardney Electric Corp., Electrochimica Corp., and Electro Optical Systems. Mr. Klein, considered an expert in the field of electrochemistry, has contributed to many of the fundamental reference books on the subject and has authored numerous technical papers. Mr. Klein provided consulting services and served as an assistant professor at Rutgers University from 1990 to 1992. Mr. Klein holds more than 15 patents in the field of advanced electrochemical systems and has a bachelor’s degree in Chemical Engineering.

             Joseph Engelberger has been a member of the Board of Directors of EEI since 1992. Mr. Engelberger has over 50 years of experience as an entrepreneur/engineer and has participated in the founding and start-up of a number of high technology companies. Mr. Engelberger was a founding principal of Unimation, and the founding principal of Helpmate Robotics. Mr. Engelberger retired as CEO of Helpmate in 1992.

             Warren D. Bagatelle has been a Managing Director of Loeb Partners Corporation, an investment banking firm, and a director of Full Cell Energy, Inc. (Nasdaq: FCEL), a world leader in the development of high temperature hydrogen fuel cells for clean electric power generation, since 1988. Mr. Bagatelle is also the Chairman of the Board of VirtualScopics, LLC, a privately-held medical imaging services company.

             Farhad Assari has been involved in the international investment management business for the past 20 years, working in Europe, the Middle East and Africa as well as the U.S. Since 2004, Mr. Assari has been a principal of Investrust LLC, a company that invests in growth companies. From 2001 to 2003, Mr. Assari built the Miami offices of Neuberger Berman. Prior to that, from 1995 to 2000, he was a Regional Director at Citibank.

             Audra J. Mace has served as our Secretary and Chief Financial Officer since May 2004. She has served in senior finance and information technology positions with privately held and publicly traded companies for 13 years, including Mormac Marine Enterprises, Inc, Acme United Corp. and BIC Corporation. Prior to employment with us, Ms. Mace served as Global Finance Manager of the Sheaffer Pen division of BIC Corporation from April 2003 to May 2004. Recently, as Director of Finance and Information Technology at Acme United Corp (Amex: ACU), from 1998 to 2002, a manufacturer and multi-national wholesale distributor of consumer products, she orchestrated an integral part of the company’s turn-around effort, managing debt restructurings, financial reporting and compliance and reshaping internal controls. As Director of IT, she led the transformation of Acme’s MIS cost center into a strategic IT business partner, overhauling the network infrastructure, implementing a new ERP system, exploiting internet solutions and re-engineering business processes and controls. Ms. Mace holds a BBA from Pace University and a MBA from Regis University. Ms. Mace is a certified management accountant and has served on the national board of directors of the American Society of Women Accountants.

             Albert J. Estrada is our Vice President, Marketing and Sales. Prior to joining us in October 2004, Mr. Estrada served as Senior Director of Sales, North America for Alcatel Space, a division of Alcatel (Paris: CGEP.PA), Europe’s leading satellite communications manufacturer, since April 2004. In this position, Mr. Estrada was responsible for sales of commercial satellites to the North American satellite operators and direct broadcast service providers. Previously, from June 1999 to April 2004, Mr. Estrada served as Director, Americas Sales & Marketing, for Space Systems/Loral, a leading global satellite communications manufacturer. There, he was responsible for marketing, strategy and sales of commercial satellites within the competitive Americas region. Mr. Estrada formerly held key business development positions with DIRECTV, Inc. as Director of Distribution and Sales and with DIRECTV Latin America as Director of Marketing.

             Paula Ralston is the Operations Manager for our Danbury, Connecticut office. Ms. Ralston joined EEI in 1992. Ms. Ralston brings 25 years of broad, hands-on experience in research, development and manufacturing to EEI. Prior to joining EEI, Ms. Ralston was with VISX, formerly Taunton Technologies and the developer of Laser Ophthalmic Surgical equipment (LASIK™). Ms. Ralston also served Perkin Elmer’s Micralign division as prototype specialist and program supervisor.

             Dr. Jack Brown is the Manager of our Washington D.C. office and has been a Technical Advisor to the Company on a retained independent consultant basis since 1992. Dr. Brown is in charge of our governmental marketing and is directly involved with meeting customers and assisting in business and technical issues. Dr. Brown assists in formulating government business strategy and technology thrusts. Dr. Brown has 45 years of experience in the battery/fuel cell field and had a 35-year career with Westinghouse, where he served as Manager of Fuel Cell and Battery Research and Development. Dr. Brown spent much of his career at Westinghouse, where he held positions from engineer through senior management. When Dr. Brown left Westinghouse he was Laboratory Director. He has authored over 100 technical papers and 15 patents. Dr. Brown received his Ph.D. degree, majoring in Electrochemistry and Physical Metallurgy, at Case Western Reserve University.

             Rolan C. Farmer is the Operations Manager of the Company’s Mobile Energy Products Group, located in Colorado Springs, Colorado. Mr. Farmer joined Electro Energy in October 2003. Mr. Farmer has over 38 years experience in the battery industry. After graduating with a B.S in Mechanical Engineering from the University of Missouri, Mr. Farmer began his career with EaglePicher as an engineer in the Thermal Battery Department in Joplin, Missouri. Over the next 12 years, Mr. Farmer served as Project Engineer, Program Manager, Manager of Contract Administration, and Marketing Manager. Since 1976, Mr. Farmer has been located in Colorado Springs and served as Operations Manager, Plant Manager, General Manager and Corporate Vice President of EaglePicher. His responsibilities included profit and loss for all Colorado operations. During his 38 years with EaglePicher, Mr. Farmer has been involved with many different battery systems, including, thermal, silver-zinc, nickel-hydrogen, nickel-cadmium and nickel-zinc batteries.

             Dr. Alvin Salkind has been a member of the Board of Directors of EEI Technologies, Inc. since 1992. Dr. Salkind has over 40 years of experience in the electrochemical battery field, and was the former Director of Research at ESB Inc. (now Exide Battery Company). Dr. Salkind also serves as the Scientific Advisor to the Company as a consultant on a number of Electro Energy projects. Dr. Salkind is a Professor and Director of the Battery and Electrochemical Systems Center at Rutgers University (since 1979) and also Professor and Chief of the Bioengineering Section of the Department of Surgery at UMDNJ/Robert Wood Johnson Medical School at Rutgers University (since 1970). Dr. Salkind received his Ph.D. in Chemical Engineering from the Polytechnic Institute in New York and had additional graduate and management training at Penn State University and the Harvard Business School. Dr. Salkind has had a dual academic-industrial career, which includes 25 years of industrial experience in electrochemical operations, focusing batteries and electro-medical devices.

             Michael D. Eskra, formerly the President, Chief Operating Officer and a director of EEI, resigned from his positions with the Company effective March 22, 2005. Mr. Eskra’s resignation was previously reported by the Company on a current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005.

Audit Committee Financial Expert

             The Board has determined that Warren D. Bagatelle qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

             Based upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2004, Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2004, and written representations furnished to us, Mr. Assari failed to file on a timely basis one report on Form 4 concerning a purchase and sale of securities. There is no other person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of any class of our securities that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

Code of Ethics

             The Company has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to December 31, 2005.

Item 10. EXECUTIVE COMPENSATION

             The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2002, 2003 and 2004 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-B, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen- sation ($)

Martin G. Klein	2004	$ 150,000	$ 0	$ 0	$ 0	0	$ 0	$ 0
CEO of EEI	2003	133,278	0	0	0	0	0	0
	2002	150,000	0	0	0	0	0	0

Michael D. Eskra	2004	$ 235,000	$ 0	$ 0	$ 0	343,800	$ 0	$ 0
President and COO of	2003	0	0	195,844	0	0	0	0
EEI (2)	2002	0	0	183,963	0	0	0	0

Marguerite Godels	2004	$ 0	$ 0	$ 0	$ 0	0	$ 0	$ 0
President of MCG (3)	2003	0	0	36,000	0	0	0	0
	2002	0	0	36,000	0	0	0	0

(1)	All amounts are for the 12 months ended December 31 of the year indicated.

(2)	Mr. Eskra's affiliate, Eskra Technical Products, Inc., received the noted compensation during 2002 and 2003 pursuant to a consulting agreement with EEI. Mr. Eskra became an employee of EEI on January 1, 2004. Mr. Eskra resigned effective March 22, 2005.

(3)	Ms. Godels resigned as an officer as of June 9, 2004. The amount in 2002 represents $5,208 in paid compensation to Ms. Godels and $30,792 in compensation that was foregone as contributed capital. The amount in 2003 represents $3,110 in paid compensation to Ms. Godels and $32,890 in compensation that was foregone as contributed capital.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

            Prior to the assumption of the 1993 Stock Compensation Plan of EEI, as discussed below, we did not have a stock option plan, long-term incentive plan or other similar plans for officers, directors and employees, and no stock options or SAR grants were granted in the last fiscal year or were outstanding.

Employment Agreements

            In connection with the resignation of Michael D. Eskra as our President, Chief Operating Officer and a director effective March 22, 2005, our Board of Directors terminated the Executive Employment Agreement between EEI and Mr. Eskra, dated December 31, 2003 (the “Employment Agreement”), in accordance with the terms of the Employment Agreement.

            In accordance with the termination clauses in the employment agreement, the Company paid Mr. Eskra 30 days compensation. The Employment Agreement contains covenants prohibiting Mr. Eskra from disclosing confidential information regarding the Company and requiring that all intellectual property developed by him and relating to the business of the Company shall be the sole and exclusive property of the Company.

             As of December 31, 2004, we maintained no other employment agreements with our officers or other employees.

Compensation of Directors

             Outside directors are paid their expenses for attending each meeting of the directors and are paid a fixed sum for attendance at each meeting of the directors. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. The Company records an expense and assumes a liability on the date meetings are held.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 21, 2005, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers, as a group.

            Unless otherwise indicated, the address of each of the persons listed below is Electro Energy Inc., 30 Shelter Rock Road, Danbury, Connecticut 06810.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)

5% Stockholders

Stephen Okinow and Alison Klein 77 Hill Side Avenue Short Hills, NJ 07078	657,435	5.1%(3)

Michael D. Eskra 2595 Highway I Saukville, WI 53080	1,252,979(4)	9.0%(5)

Executive Officers and Directors

Martin G. Klein	5,129,912	39.9%
Warren D. Bagatelle	1,988,189(6)	14.9%(7)
Joseph Engelberger	313,717	2.4%
Farhad Assari	137,050(8)	1.1%(9)
Audra J. Mace	25,000	0.2%(10)
Albert J. Estrada	--	--
Directors and executive officers as a group (six persons)	7,593,868	56.3%(11)

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days after April 21, 2005, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Unless otherwise indicated, based upon 12,854,047 shares of common stock outstanding on April 21, 2005; does not include 1,866,400 shares of common stock issuable upon conversion of series A convertible preferred stock.

(3)	Based upon (i) 12,854,047 shares of common stock outstanding, plus (ii) 20,000 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 10,000 shares of common stock issuable upon the exercise of warrants.

(4)	Includes 225,877 shares of common stock owned by Eskra Technical Products, Inc., an affiliate of Mr. Eskra.

(5)	Based upon (i) 12,854,047 shares of common stock outstanding, plus (ii) 1,027,102 shares of common stock issuable upon exercise of options.

(6)	Includes (i) 497,707 shares of common stock outstanding and 85,950 shares of common stock issuable upon the exercise of warrants held by Mr. Bagatelle, (ii) 53,719 shares of common stock outstanding held by HSB Capital, an affiliate of Mr. Bagatelle, (iii) 428,689 shares of common stock outstanding and 115,950 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock and the exercise of warrants held by the Trust FBO Thomas L. Kempner, (iv) 428,689 shares of common stock outstanding and 115,950 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock and the exercise of warrants held by the Trust FBO Alan H. Kempner, Jr., (v) 94,115 shares of common stock outstanding held by Shari Popkin Fleischer, and (vi) 167,420 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock and the exercise of warrants held by Matrix USA, LLC. Mr. Bagatelle expressly disclaims beneficial ownership of the common stock owned or acquirable by the other investors.

(7)	Based upon (i) 12,854,047 shares of common stock outstanding, plus (ii) 60,000 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 425,270 shares of common stock issuable upon the exercise of warrants.

(8)	Includes 9,000 shares of common stock held by Investrust, LLC, an affiliate of Mr. Assari, and 63,850 shares of common stock issuable to Investrust, LLC, and 64,200 shares of common stock issuable to Merkantil 7, Inc., an affiliate of Mr. Assari, upon the conversion of shares of series A convertible preferred stock and the exercise of warrants.

(9)	Based upon (i) 12,854,047 shares of common stock outstanding, plus (ii) 60,800 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 67,250 shares of common stock issuable upon the exercise of warrants.

(10)	Based upon (i) 12,854,047 shares of common stock outstanding, plus (ii) 25,000 shares of common stock issuable upon the exercise of options.

(11)	Based upon (i) 12,854,047 shares of common stock outstanding, plus (ii) 120,800 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 492,520 shares of common stock issuable upon the exercise of warrants, plus (iv) 25,000 shares of common stock issuable upon exercise of options.

Securities Authorized For Issuance Under Equity Compensation Plans

            In connection with the merger, we adopted and assumed all of EEI's obligations under the 1993 Stock Compensation Plan of Electro Energy, Inc. (the "Compensation Plan").

            The purpose of the Compensation Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the Compensation Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 3,000,000 shares of common stock for issuance under the Compensation Plan. As of December 31, 2004, stock options to purchase an aggregate of 2,332,121 shares of common stock have been granted to 21 employees under the Compensation Plan, at exercise prices ranging from $.26 to $2.00 per share.

            The Compensation Plan will be administered by the compensation committee of the Board of Directors, or by the Board of Directors as a whole. The Board of Directors has the power to determine the terms of any stock options granted under the Compensation Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Compensation Plan are generally not transferable, vest in four equal annual installments and are exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the Compensation Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the Compensation Plan may not exceed ten years, or five years in the case of 10% owners. The specific terms of each stock option grant must be approved by the compensation committee or the Board of Directors and are reflected in a written stock option agreement.

            The following table sets forth, as of the year ended December 31, 2004, information with respect to the Company’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders 1993 Stock Compensation Plan	2,332,121	$ .74	228,674

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,332,121	$ .74	228,674

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Immediately prior to the merger discussed herein, holders of EEI’s shareholder notes in the aggregate outstanding principal amount of approximately $1,186,000 and EEI’s preferred stock with an aggregate liquidation value of $250,000 converted their notes and preferred stock into an aggregate of 1,234,242 shares of EEI’s common stock. Martin G. Klein, our Chairman and Chief Executive Officer, and Warren G. Bagatelle, a director, were the holders of $500,000 and $228,667 in principal amount of the shareholder notes, respectively. Neither Mr. Klein nor Mr. Bagatelle received any compensation, consideration or inducement to convert their shareholder notes different than any other holder doing so. No related party owned any of EEI’s preferred stock.

            Mr. Bagatelle and his spouse currently hold non-controlling interests in Matrix USA, LLC, a finder in the private placement consummated in July 2004, which received cash in the amount of $128,500 and equity-based compensation of $61,000 in the form of Series A Convertible Preferred Stock and 112,500 warrants to purchase shares of common stock in connection with the private placement. Shari Popkin Fleischer, the Chairperson of Matrix USA, LLC, is a current shareholder of the company.

            Martin G. Klein, our Chairman and Chief Executive Officer, personally guaranteed certain of EEI’s indebtedness, including a line of credit from Fleet Bank in the amount of $100,000, which was repaid with a portion of the proceeds of the private placement, and a certain equipment lease. The line of credit was closed and the Company accepted a buy-out option for the equipment lease in March 2005.

Item 13. EXHIBITS

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.(2)
3.1	Articles of Incorporation of MCG Diversified, Inc.(3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(3)
3.3	Bylaws of MCG Diversified, Inc.(2)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.(2)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.(2)
4.1	Form of Three-Year Warrant to Purchase Common Stock.(2)
10.1	1993 Stock Compensation Plan of Electro Energy, Inc., as adopted by the Company.(2)
10.2	Employment Agreement, dated as of December 31, 2003, between Electro Energy, Inc. and Michael D. Eskra, as assigned to the Company.(2)
10.3	Indemnification Agreement, dated as of June 7, 2004, among MCG Diversified, Inc., Electro Energy, Inc., Marguerite Godels, Jay D. Solomon, Laura L. Larsen, Brian Bell and Dale Salmon.(2)
10.4	Form of Lock-Up Letter between Electro Energy, Inc. and former holders of securities of Electro Energy, Inc.(2)
10.5	Form of Lock-Up Letter between Electro Energy, Inc. and certain former named holders of securities of Electro Energy, Inc.(2)
10.6	Form of Lock-Up Letter between Electro Energy, Inc. and Michael D. Eskra.(2)
10.7	Form of Lock-Up Letter between MCG Diversified, Inc. and Marguerite Godels and Charles P. Godels, P.A.(2)
10.8	Form of Private Placement Subscription Agreement.(2)
10.9	Registration Rights Agreement.(2)
10.10	Asset Purchase Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.11	Security Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.12	Supply Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.13	License Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.14	Groundwater Remediation Operating Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.15	Lease Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.16	Assignment and Assumption of Contracts Agreement, dated as of October 1, 2003, by and between EaglePicher Technologies, LLC and Mobile Energy Products, Inc.(5)
10.17	Secured Promissory Note, dated October 1, 2003, from Mobile Energy Products, Inc. to EaglePicher Technologies, LLC.(5)
21.1	Subsidiaries of the Company.(6)
31.1	Section 302 Certification of Chief Executive Officer.(1)
31.2	Section 302 Certification of Chief Financial Officer.(1)
32.1	Section 906 Certification of Chief Executive Officer.(1)
32.2	Section 906 Certification of Chief Financial Officer.(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company's Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on February 17, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non Audit Fees

            The following table presents fees for professional audit services rendered by Marcum & Kleigman, LLP (“M&K”) for the audit of Electro Energy’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Marcum & Kleigman, LLP.

	2004	2003
Audit Fees (1)	$130,900	$118,688
Audit-Related Fees (2)	$69,400	$-0-
Tax Services (3)	$-0-	$-0-
All Other Fees	$1,233	$-0-

(1)	Audit fees consist of fees for professional services rendered for the audit of Electro Energy Inc.'s financial statements and review of financial statements included in Electro Energy Inc.'s quarterly reports.

(2)	Audit-related fees are fees principally for professional services rendered in connection with accounting consultations and additional audit procedures related to corporate acquisitions, consultations and additional audit procedures concerning the initial adoption or consideration of new financial accounting and reporting standards, consultations regarding SEC reporting and disclosure matters pertaining to the Company's annual form 10-KSB filing.

(3)	Tax service fees consist of compliance fees for the preparation of original tax returns as well as tax consulting and planning related fees.

            Prior to the engagement of M&K, Randall N. Drake, C.P.A. (“Drake”) was the Company’s independent public accountant. Drake billed the Company an aggregate of $3,625 for professional services rendered in connection with the audit of the Company’s annual and quarterly financial statements for the fiscal year ended December 31, 2003. Additionally, Drake billed the Company $500 for its review covering the fiscal quarter ended March 31, 2004.

            Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

            The Audit Committee charter provides that the Audit Committee will pre-approve the fees and other significant compensation to be paid to the independent auditors.

SIGNATURES

             In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

		By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date:	April 29, 2005		Title: Chairman and Chief Executive Officer

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin G. Klein

Name: Martin G. Klein
Date:	April 29, 2005	Title: Chairman and Chief Executive Officer

/s/ Audra J. Mace

Name: Audra J. Mace
Date:	April 29, 2005	Title: Chief Financial Officer and Secretary

/s/ Joseph Engelberger

Name: Joseph Engelberger
Date:	April 29, 2005	Title: Director

/s/ Warren D. Bagatelle

Name: Warren D. Bagatelle
Date:	April 29, 2005	Title: Director

/s/ Farhad Assari

Name: Farhad Assari
Date:	April 29, 2005	Title: Director

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

Common Stock
             The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of December 31, 2004, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”). On June 9, 2004, the Company’s common stock was split 1.719 to 1. The effects of the stock split have been given retroactive effect in these financial statements for all periods presented. During the year ended December 31, 2004, the Company issued 439,205 shares of common stock for $7,000 upon the exercise of employee stock options.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
             As of December 31, 2004, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Plan. The options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements and recorded compensation expense in general and administrative expenses amounting to $417,044 related to 710,245 stock options granted to employees for the year ended December 31, 2004.

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