Form 10QSB
period 2005-03-31
ELECTRO ENERGY INC
filed 2005-05-16
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2005 or

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

As of May 3, 2005, 12,884,047 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    No

ELECTRO ENERGY INC.

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

PART I

Item 1.   FINANCIAL STATEMENTS.

               The full text of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 begins on page F-1 of this Report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                You should read the following discussion and analysis together with the financial statements and related notes included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenue

                Consolidated net revenue for the three months ended March 31, 2005 was $1,050,314 compared with $1,824,004 for 2004, a decrease of $773,690, or 42.4%. Of the revenue decrease, $931,970 was attributable to a reduction of revenues of Mobile Energy Products, Inc. (“MEP”), whose product manufacturing operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) offset by revenue increases of $158,280 for the services operations.

                Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $100,964 or 9.6%, and $1,106,439, or 60.7% for the three months ended March 31, 2005 and 2004, respectively.

                Net revenue from services for the three months ended March 31, 2005 was $863,734 compared with $705,454 for 2004, an increase of $158,280, or 22.4%. The primary reason for the increase in the research and development services operations business was related to the recovery of increased estimated overhead and general and administrative fixed rates billable to existing U.S. government research and development contracts. Contract backlog as of March 31, 2005 was $1,023,388.

                The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned are primarily with the U.S. Air Force, U.S. Army, U.S. Navy, Department of Energy, and commercial customers with performance periods that commenced July 1, 2000 and continue through March 15, 2006 requiring deliverables involving periodic status reports and in certain cases prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost plus cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In the event overhead and general and administrative rates are recalculated at less than billed amounts, a credit is issued to the buying party. In past history, the Company has received complete contract funding on all awards as agreed.

                Net revenue from products for the three months ended March 31, 2005 was $186,580 and $1,118,550 for the three months ended March 31, 2004, a decrease of $931,970, or 83.3%. The primary reason for the decrease resulted from the reduction in order volume pursuant to a supply agreement with EaglePicher amounting to $100,964, or 54.1%, and $1,106,439, or 98.9% for the three months ended March 31, 2005 and 2004, respectively. The Company expects this trend to continue into the first half of 2005.

Gross Profit

                Consolidated gross (loss) profit for the three months ended March 31, 2005 was $(385,355) (-36.7% of net revenue) compared to $363,840 (19.9% of net revenue) for the three months ended March 31, 2004, a decrease of $749,195, or 205.9%. The gross profit decrease was mainly driven by consolidating the revenues and cost of revenues of MEP. MEP operated below full capacity in the first quarter of 2005. As a result, the Company’s operating margin included unabsorbed overhead incurred in the period. The Company expects this trend to continue into the first half of 2005.

                Gross (loss) profit from services for the three months ended March 31, 2005 was $(19,507) (-2.3% of net revenue) compared to $51,859 (7.4% of net revenue) for the three months ended March 31, 2004. The gross profit from services pertains to gross profit earned on the Company’s research and development contracts with the U.S. government and its agencies. The typical gross profit attainable under these contracts ranges from 6-10%. The decrease in gross profit was mainly driven by a non cash expense related to the value of warrants issued in connection with a development agreement entered into on March 31, 2005 with a private venture capital firm. See Related Parties below.

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

                Gross (loss) profit from products for the three months ended March 31, 2005 was $(365,848)(-196.1% of net revenue) and gross profit from products for the three months ended March 31, 2004 was $311,981 (27.9% of net revenue). MEP operated below full capacity in the first quarter of 2005. As a result, the Company’s operating margin included unabsorbed overhead incurred in the period. The Company expects this trend to continue into the first half of 2005.

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

General and Administrative Expenses

                General and administrative (“G&A”) expenses for the three months ended March 31, 2005 were $589,753 (56.2% of net revenue) compared with $220,821 (12.1% of net revenue) for the three months ended March 31, 2004, an increase of $368,932. The increase in G&A for the three months ended March 31, 2005 was primarily a result of increasing the Company’s support from professional service providers and increasing its general and administrative staffing to satisfy compliance with reporting requirements as a public company since the reverse merger in June 2004. The increase in G&A for the three months ended March 31, 2005 included accounting and legal services of $164,122, salaries for a chief financial officer and executive assistant of $39,079, selling expenses of $52,274, investor relations expenses of $44,949, other public company related expenses of $19,021, and other expenses of $39,987. The Company expects to continue to experience similar expenditures into 2005. Additionally, an increase of $9,500 of expense was related to the amortization of stock-based employee compensation expense related to the issuance of stock options to employees for 2004. The deferred compensation expense related to stock options issued to employees during 2004 was $1,592,178. The remaining balance as of March 31, 2005 was $1,075,623 and will be fully amortized through December 2007.

Research and Development Expenses

                Research and development (“R&D”) expenses for the three months ended March 31, 2005 were $31,308 (3.0% of net revenue). No R&D expenses were incurred in the three months ended March 31, 2004. The primary nature of the R&D expenses in the three months ended March 31, 2005 relate to a milestone contract from a venture capital firm for research of certain battery technologies. In March 2004, EEI had issued warrants to purchase 156,250 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provided for scheduled payments to the Company if it performed certain research and development activities over a nine-month period. The Company fulfilled its obligation under this contract in the first quarter of 2005.

Interest (Income) Expense

                Interest income, net for the three months ended March 31, 2005 was $2,118, compared with interest expense, net of $97,191 for the three months ended March 31, 2004, a decrease of $99,309. The decrease was primarily related to the accretion of deferred interest related to the notes payable to related parties for the three months ended March 31, 2004. Concurrent with the merger, the Company converted its notes payable to related parties and related accrued interest amounting to $1,100,000 and $86,000, respectively into shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004.

Net (Loss) Income

                Net loss for the three months ended March 31, 2005 was $(1,004,298) or $(0.08) cents per share (basic and diluted), compared to net income of $45,828 or $0.01 per share (basic and diluted) for the three months ended March 31, 2004.

Related Parties

                The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in general and administrative-related parties as an operating expense in the amount of $10,485 for the three months ended March 31, 2005 compared with $21,904 for the three months ended March 31, 2004. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting and business management services and supervision of accounting personnel. The Company has an agreement with Jack T. Brown, a shareholder of the Company’s common stock, to provide consulting services.

                On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company entered into an agreement whereby the Company will issue warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767 was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement.

Financial Condition
Liquidity and Capital Resources

                The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

As of March 31, 2005		As of December 31, 2004
Working capital	$3,091,207	$3,971,928
Current ratio	4.87	7.37
Long-term debt to equity ratio	7.5%	6.1%

                The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of March 31, 2005, the note payable had a face value of $300,000 with a remaining discount to fair value of $15,362. During the three months ended March 31, 2005, the Company accreted an additional $3,451 of interest at an effective rate of 5%, increasing the fair value of the note payable to $284,638.

                The Company has a note payable with Connecticut Innovations, Incorporated (“CII”) in the amount of $183,579. The note payable has a three-year term with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

                During the three months ended March 31, 2005, warrants were exercised for proceeds of $60,000 in exchange for 292,594 shares of common stock. As of March 31, 2005, 1,821,590 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2009. The maximum potential future proceeds from the exercise of the warrants outstanding are $3,553,046. The weighted average exercise price of the outstanding warrants is $1.95.

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

                Net cash used in operating activities totaled $751,124 and $170,044 for the three months ended March 31, 2005 and 2004, respectively. Seventeen percent of accounts receivable as of March 31, 2005 are past due compared with 51% as of March 31, 2004. The past due accounts receivable are primarily with three customers and the Company believes those accounts will be collected in full during the second quarter of 2005. During the three months ended March 31, 2005, the Company began to build inventory components for future use. The Company made certain advance payment to suppliers for equipment in the amount of $151,500. The Company accrued expenses primarily relating to legal and accounting services in connection with the preparation of its SEC filings.

                The Company invested $153,798 in property and equipment for the three months ended March 31, 2005, compared with $8,804 for the three months ended March 31, 2004. Current year additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines. Prior year additions relate primarily to the purchase of electronic data processing.

                Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement of series A convertible preferred stock, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. Over that same period, the Company expects to make an investment of $700,000 in plant, property, and equipment to expand its manufacturing capabilities to manufacture its patented bipolar nickel-metal hydride batteries.

Item 3.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

                The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the filing date of this report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

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

PART II

Item 1.   LEGAL PROCEEDINGS.

                None.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                On June 9, 2004, the Company completed a "reverse merger" transaction, in which the Company caused EEI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, to be merged with and into Electro Energy, Inc., a Delaware corporation engaged in the business of developing, manufacturing and commercializing high-powered, rechargeable bipolar nickel-metal hydride batteries for use in a wide range of applications (hereinafter referred to as "EEI"). As a result of the merger, EEI became the Company's wholly-owned subsidiary with EEI's former security holders acquiring a majority of the outstanding shares of the Company's common stock. The reverse merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated May 7, 2004 (the "Merger Agreement"), as discussed below. Concurrently with the closing of the reverse merger, the Company completed a private placement to new investors of shares of its series A convertible preferred stock and warrants to purchase common stock.

                During the year ended December 31, 2004, the Company sold an aggregate of 5,501 units in a private placement financing for gross proceeds of $5,501,000. Each unit consists of one share of series A convertible preferred stock and a warrant to purchase shares of common stock. Each share of preferred stock is convertible initially into 400 shares of our common stock, and each warrant entitles the holder to purchase 200 shares of common stock at an exercise price of $2.50 per share for three years after the date of closing.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

                None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

Item 5.   OTHER INFORMATION.

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

ELECTRO ENERGY INC.

	By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date: May 16, 2005		Title: Chairman and Chief Executive Officer

ELECTRO ENERGY INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	F-2
Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of March 31,	As of December 31,
	2005	2004
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$2,627,564	$3,372,486
Accounts receivable, net of allowance for doubtful accounts of $20,554	713,104	851,632
Inventories	314,064	244,492
Prepaid expenses and other current assets	235,745	126,475

Total Current Assets	3,890,477	4,595,085

PROPERTY AND EQUIPMENT, Net	666,147	533,273

SECURITY DEPOSIT	8,471	8,471

TOTAL ASSETS	$4,565,095	$5,136,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of March 31,	As of December 31,
	2005	2004
	(UNAUDITED)

CURRENT LIABILITIES
Current maturities of long-term debt	$211,193	$211,193
Accounts payable	170,643	144,425
Accounts payable - related parties	3,000	7,525
Interest payable	2,295	-
Accrued expenses and other current liabilities	412,139	260,014

Total Current Liabilities	799,270	623,157

OTHER LIABILITIES
Long term debt, less current maturities	257,024	253,573
Deferred rent	78,150	84,660

Total Other Liabilities	335,174	338,233

TOTAL LIABILITIES	1,134,444	961,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized; Series A Convertible Preferred Stock, 5,600 shares designated; 5,501 shares issued, 4,691 and 4,951 outstanding in 2005 and 2004, respectively ($4,691,000 and $4,951,000 liquidation preference)	5	5
Common stock, $0.001 par value, 50,000,000 shares authorized; 12,844,047 shares issued and outstanding in 2005, 12,447,453 shares issued and outstanding in 2004	12,844	12,448
Additional paid-in capital	12,976,174	12,832,804
Deferred compensation expense	(1,075,623)	(1,175,134)
Deferred contract costs	(83,767)	-
Warrant subscription receivable	(50,000)	(150,000)
Accumulated deficit	(8,348,982)	(7,344,684)

TOTAL STOCKHOLDERS' EQUITY	3,430,651	4,175,439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,565,095	$5,136,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three Months Ended March 31, 2005 and 2004

	2005	2004

NET REVENUE
Services	$863,734	$705,454
Products	186,580	1,118,550

TOTAL NET REVENUE	1,050,314	1,824,004

COST OF REVENUE
Cost of services	799,474	653,595
Cost of services - related parties	83,767	-
Cost of products	552,428	806,569

TOTAL COST OF REVENUE	1,435,669	1,460,164

GROSS (LOSS) PROFIT	(385,355)	363,840

OPERATING EXPENSES
General and administrative (including non cash compensation of $99,511 and $90,011 in 2005 and 2004, respectively)	579,268	198,917
General and administrative - related parties	10,485	21,904
Research and development	31,308	-

TOTAL OPERATING EXPENSES	621,061	220,821

OPERATING (LOSS) INCOME	(1,006,416)	143,019

INTEREST EXPENSE
Interest (income) expense	(2,118)	11,093
Interest expense - related parties	-	86,098

TOTAL INTEREST (INCOME) EXPENSE	(2,118)	97,191

NET (LOSS) INCOME	$(1,004,298)	$45,828

BASIC (LOSS) INCOME PER SHARE	$(0.08)	$0.01

DILUTED (LOSS) INCOME PER SHARE	$(0.08)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	12,754,954	8,043,811

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	12,754,954	8,986,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Three Months Ended March 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,004,298)	$45,828

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred rent	(6,510)	65,115
Interest accretion	3,451	63,236
Depreciation and amortization	20,924	19,170
Deferred expenses, net	183,278	90,011
Changes in operating assets and liabilities:
Accounts receivable	138,528	(149,222)
Inventories	(69,572)	(179,959)
Prepaid expenses and other current assets	(109,271)	10,150
Accounts payable	26,218	(4,105)
Accounts payable - related parties	(4,525)	(14,397)
Interest payable	2,295	3,705
Interest payable - related parties	-	(32,375)
Accrued expenses and other current liabilities	68,358	(87,201)

TOTAL ADJUSTMENTS	253,174	(215,872)

NET CASH USED IN OPERATING ACTIVITIES	(751,124)	(170,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(153,798)	(8,804)
Receipt of security deposit	-	(11,655)

NET CASH USED IN INVESTING ACTIVITIES	$(153,798)	$(20,459)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Three Months Ended March 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long term debt	-	(30,318)
Repayments under notes payable - related parties	-	(50,000)
Proceeds from issuance of warrants	-	150,000
Proceeds from warrant subscription receivable	100,000	-
Proceeds from exercise of warrants and employee stock options	60,000	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	160,000	76,682

NET DECREASE IN CASH AND CASH EQUIVALENTS	(744,922)	(113,821)

CASH AND CASH EQUIVALENTS - Beginning	3,372,486	269,970

CASH AND CASH EQUIVALENTS - Ending	$2,627,564	$156,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$62,625
Income taxes	$1,314	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
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

               The condensed consolidated financial statements presented are those of New EEI and its wholly-owned subsidiary, EEI. Additionally, the accounts of EEI include the accounts of Mobile Energy Products, Inc. (“MEP”), a wholly-owned subsidiary incorporated June 11, 2003, from its inception. Collectively, they are referred to herein as the “Company.” On October 1, 2003 the Company, through its MEP subsidiary acquired the Colorado Springs energy business of EaglePicher Technologies, LLC (“EaglePicher”).

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation
                The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and 2003 contained in Form 10-KSB/A filed on April 29, 2005.

                Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that would be expected for the year ended December 31, 2005.

Principles of Consolidation
                The condensed consolidated financial statements include the accounts of New EEI and MEP. All significant intercompany balances and transactions have been eliminated in consolidation.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                The Company maintains its cash accounts at financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2005, the Company had cash balances in excess of federally insured limits of $294,713. The Company also has substantial cash balances which are invested in a money market account with a bank.

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

                Revenue on the Company’s research and development type contracts with the U.S. Government and its’ agencies are typically “cost plus” type contracts that contain a fixed fee element and/or a cost sharing arrangement. The Company is reimbursed for actual material, labor and overhead costs as incurred up to the funding limit of the contract. The Company submits a cost structure annually to the Defense Contract Audit Agency (DCAA) for approval to use the Company’s rates on government contracts. Throughout the life of each contract we estimate the cost to complete. When the Company estimates that a contract will exceed the funding amount management will seek additional funding from our customer or another outside source. Contract terms allow the Company to stop work should additional funding not be available. Should management decide to complete a contract without funding the Company will expense the cost as incurred.

                Contracts with milestone billing provisions are fixed cost type contracts. Revenue is recognized once the milestone has been achieved.

                Revenue on commercial contracts is recognized when the Company delivers batteries or services have been rendered.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Customers
                The Company had three customers with sales of 10% or more of total sales for the three months ended March 31, 2005. Net sales to the Company’s three major customers, U.S. Airforce Mantech, U.S. Army Cecom, and Sandia National Laboratories represented approximately 84.2% in the three months ended March 31, 2005. Accounts receivable from these customers amounted to $411,867 and $514,325 as of March 31, 2005 and December 31, 2004, respectively. The Company had three customers with sales of 10% or more of total sales for the three months ended March 31, 2004. Net sales to such customers, EaglePicher, Department of Energy, and Airforce Mantech represented approximately 94% in the three months ended March 31, 2004.

Stock-Based Compensation
                As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. For the three months ended March 31, 2005 and 2004, the Company recorded compensation expense in general administrative expenses amounting to $99,511 and $90,011, respectively, related to stock options granted to employees.

                Prior to the merger discussed in Note 1, the Company accounted for options granted to employees by computing proforma compensation cost utilizing the Black Scholes option pricing model and the minimum value method. This method computes the value assigned to the options based on a number of valuation assumptions but excludes the concept of volatility which measures the changes in value that publicly traded securities regularly experience. Pursuant to the aforementioned merger, the Company continues to compute the fair value of newly granted options utilizing the Black Scholes option pricing model but now includes the volatility measure which generally gives rise to a higher amount of proforma compensation than the minimum value method as the volatility utilized in the calculation increases the value of the options and therefore the proforma compensation charge also increases.

                The following table illustrates the effect on net (loss) income if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005 and 2004:

	2005	2004

Net (loss) income as reported	$(1,004,298)	$45,828
Add: stock-based employee compensation expense included in reported net (loss) income	99,511	90,011
Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(213,435)	(205,220)

Proforma net loss attributable to common stockholders	$(1,118,222)	$(69,381)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.09)	$(0.01)

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                The fair value and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2005	2004

Expected Life (Years)	--	10
Interest Rate	--%	3.250%
Annual Rate of Dividends	--%	--%
Volatility	--%	177.510%

                The weighted average fair value and minimum value of the options at date of grant using the Black Scholes option-pricing model is estimated at $1.97 per option for the three months ended March 31, 2004. No options were granted in the three months ended March 31, 2005.

(Loss) Income Per Share
                Basic (loss) income per share is computed by dividing the net (loss) income applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares has been given retroactive effect to the recapitalization. Diluted (loss) income per share adjusts basic (loss) income per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

                Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted (loss) income per share consist of the following as of March 31, 2005:

2005

Preferred stock convertible into common stock	1,876,400
Notes payable – related parties convertible into common stock	-
Warrants to purchase common stock	1,821,590
Options to purchase common stock	2,332,121

Total potential common shares	6,030,111

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Inventories

Inventories consists of the following as of March 31, 2005 and December 31, 2004:

	2005	2004

Raw materials	$219,868	$202,531
Work in progress	94,196	41,961

Total	$314,064	$244,492

NOTE 4 - Property and Equipment

Property and equipment consists of the following as of March 31, 2005 and December 31, 2004:

	2005	2004	Useful Lives

Equipment	$859,988	$706,190	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	890,347	736,549

Less: Accumulated depreciation and amortization	224,200	203,276

Property and Equipment, Net	$666,147	$533,273

                Depreciation and amortization expense for the three months ended March 31, 2005 and 2004 was $20,924 and $19,170, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - Long-Term Debt

                Long-term debt consists of the following as of March 31, 2005 and December 31, 2004:

	2005	2004

Note payable to Connecticut Innovations, Incorporated (“CII”) commencing December 2004 and maturing December 2007 with interest at 5% per annum and annual installments of $61,193	$183,579	$183,579

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face Value	300,000	300,000
Remaining discount to fair value (effective interest rate of 5%)	(15,362)	(18,813)

Fair Value	284,638	281,187

Total long-term debt	468,217	464,766
Less: current maturities	211,193	211,193

Total long-term debt, less current maturities	$257,024	$253,573

                Interest expense related to the long-term debt of CII amounted to $2,295 and $3,516 for the three months ended March 31, 2005 and 2004, respectively.

                Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $3,451 and $5,055 for the three months ended March 31, 2005 and 2004, respectively.

                Maturities of long-term debt as of March 31, 2005 are as follows:

For the Year Ending December 31,	Amount

2005	$211,193
2006	195,831
2007	61,193

Total	$468,217

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - Stockholders' Equity

Preferred Stock
                The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share, of which 5,600, are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

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

                During the three months ended March 31, 2005, 260 shares of Series A Preferred were converted into 104,000 shares of common stock.

Common Stock
                The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of March 31, 2005, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”).

                During the three months ended March 31, 2005, warrants were exercised for proceeds of $60,000 in exchange for 292,594 shares of common stock.

Warrants
                In March 2004, EEI had issued warrants to purchase 156,250 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The outstanding warrant subscription receivable was $50,000 as of March 31, 2005. The Company satisfied its contractual obligations in the first quarter of 2005.

                On March 31, 2005, the Company issued warrants to purchase 15,000 shares of the Company’s common stock in connection with a contract to receive a total of $450,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. See Note 7.

NOTE 7 - Related Parties

Consulting Services
                Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $10,485 and $21,904 for the three months ended March 31, 2005 and 2004, respectively. Amounts due to these related parties as of March 31, 2005 and December 31, 2004 were $3,000 and $7,525, respectively.

Development Agreement
                On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company entered into an agreement whereby the Company will issue warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767 was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - Commitments and Contingencies

Operating Leases
                The Company conducts its operations from two facilities that are leased under noncancelable operating leases expiring in July 2005 and March 2010 requiring minimum monthly payments of $9,344 and $23,875, respectively. The Company has an option to renew the lease related to one of its facilities through July 2006 with substantially similar terms. Rental expense related to facilities under operating leases amounted to $94,190 and $92,833 for the three months ended March 31, 2005 and 2004, respectively.

                Future minimum rental payments under the above noncancelable operating leases as of December 31, 2005 are as follows:

For the Year Ending December 31,	Amount

2005	$298,970
2006	351,907
2007	286,500
2008	286,500
2009	286,500
Thereafter	71,625

$1,582,002

Supply Agreement
                The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher Technologies, LLC represented approximately 9.6% and 60.7% of total sales for the three months ended March 31, 2005 and 2004, respectively. Accounts receivable from EaglePicher Technologies, LLC amounted to $28,330 and $50,228 as of and March 31, 2005 and December 31, 2004, respectively. On April 11, 2005 EaglePicher, Inc. and its affiliates (“EaglePicher”) announced its voluntary Chapter 11 bankruptcy filing.

Executive Compensation
                The Company entered into an employment agreement effective January 1, 2004 through December 31, 2005 with its President and Chief Operating Officer. The agreement provided for compensation of $235,000 per annum, 343,800 stock options, certain other benefits and severance payments under certain circumstances, including termination of employment. Effective March 22, 2005, the Board of Directors accepted the resignation of Michael Eskra as Director, President, and Chief Operating Officer. In accordance with the employment agreement, the Company paid him 30 days compensation.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Development Agreement
                On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. See Note 7.

NOTE 9 - Subsequent Events

Employment Agreement
                Effective May 2, 2005 (“Effective Date”), the Company entered into an Employment Agreement (the “Agreement”) with Michael E. Reed, pursuant to which Mr. Reed will serve as the Company’s President and Chief Operating Officer. Mr. Reed’s employment will be at-will, and will carry an annual base salary of $190,000. Mr. Reed will be eligible for an annual bonus based on goals and objectives set by the Board of Directors in consultation with him. In addition, the Company has agreed to reimburse Mr. Reed for expenses in connection with his relocation to the Danbury, Connecticut area, in an amount not to exceed $15,000. The Agreement provides that Mr. Reed will receive options to purchase 200,000 shares of common stock of the Company, subject to shareholder approval of a new stock option plan (the “plan”). If this plan is approved, Mr. Reed’s options will vest in equal installments over four years, commencing on the Effective Date. The options carry an exercise price equal to the market price of the Company’s common stock on the date the plan is approved by the Company’s shareholders.

Letter of Intent to Acquire Assets
               On May 13, 2005, the Company entered into a non-binding Letter of Intent with Topspin Partners, LP (“Topspin”). Should the transaction contemplated under the Letter of Intent be consummated, the Company will purchase certain assets relating to Topspin’s lithium-ion and nickel based rechargeable cell and battery manufacturing divisions. The Company will not assume any liabilities or obligations of Topspin under the proposed transaction. The consideration for the proposed asset purchase will be 5,500,000 unregistered shares (the “Consideration Shares”) of the common stock of the Company. The Consideration Shares will be subject to lock-up restrictions. Additionally, the Company will have an option to potentially enter into triple net equity leases by the Company for use of the facilities housing the Lithium-Ion Assets, (the “Property”), at discounted rental rates, offset by additional warrants to Topspin. The proposed transactions are subject to a due diligence review, as well as a requirement that Topspin maintain the assets which are the subject of the proposed transactions and the Property in the ordinary course of business and no material adverse change in the assets or Property occurring prior to close. The transaction is also subject to the Company’s ability to obtain financing on terms acceptable to the Company. There is no assurance that any of the conditions to closing will be achieved or that the proposed transactions will be consummated.