Form 10QSB
period 2005-06-30
ELECTRO ENERGY INC
filed 2005-08-15
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2005 or

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

Issuer’s telephone number: (203) 797-2699

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

As of July 31, 2005, 15,720,385 shares of Common Stock, par value $.001 per share, were outstanding.

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

PART I

Item 1.   FINANCIAL STATEMENTS.

        The full text of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 begins on page F-1 of this Report.

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

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Net Revenue

        Consolidated net revenue for the second quarter of 2005 was $756,965 compared with $1,682,638 for the same period of 2004, a decrease of $925,673, or 55.0%. Consolidated net revenue for the six months ended June 30, 2005 was $1,807,279 compared with $3,506,642 for 2004, a decrease of $1,699,363, or 48.5%. Of the revenue decrease, $1,758,586 was attributable to a reduction of revenues of Mobile Energy Products, Inc. (“MEP”), whose product manufacturing operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) offset by revenue increases of $59,223 for the services operations. Consolidated contract backlog as of June 30, 2005 was $2,943,440. The Company anticipates funding of an additional $1,920,000 from contracts pending.

        Consolidated net revenue included net revenue pursuant to a supply agreements with EaglePicher amounting to $157,781 (20.8% of net revenue) and $944,530 (56.1% of net revenue) for the second quarter of 2005 and 2004, respectively and $258,745 (14.3% of net revenue), and $2,050,969 (58.5% of net revenue) for the six months ended June 30, 2005 and 2004, respectively. On April 11, 2005, Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. Eagle Picher, Inc.’s public releases state they are in the process of reorganizing, and certain assets will be liquidated to meet financial obligations. The portion of the company which produces batteries is believed to be a viable business entity and is expected to continue operations either as part of a reorganized business or under new ownership. In any event the components which we produce are expected to be required to the extent that the need for products that utilize these components continues to exist, and that any successor or reorganized entity places similar orders through us.

        Net revenue from products for the second quarter of 2005 was $62,405 compared with $889,021 for the same period of 2004, a decrease of $826,616, or 93.0%. Net revenue from products for the six months ended June 30, 2005 was $248,985 and $2,007,571 for the six months ended June 30, 2004, a decrease of $1,758,586, or 87.6%. The decrease resulted primarily from a reduction in order volume amounting to $1,792,224 from EaglePicher, whom the Company has a supply agreement, offset by increases in sales to new customers of $33,638. The main cause of the MEP revenue decrease was reduced orders for sinter plaque and strikers. The quantities ordered for these components are a function of EaglePicher demand for the products that utilize these components and inventories on hand. Our supply agreement only provides the Company would be the exclusive supplier of these components to the extent required by EaglePicher for a five year term. We had no advance notice from EaglePicher for the steep decline in orders. At the time we entered into the supply agreement with EaglePicher, we recognized that the level of initial orders was somewhat higher than expected on a year to year basis and was a result of inventory build up at EaglePicher and accelerated demand related to increased military spending in 2004, but there was no reason to anticipate an ultimate decrease in order quantities over the long run. The Company expects this trend to continue into the second half of 2005 as a result of reduced demand for products that utilize the components we produce and efforts at EaglePicher to reduce inventory for cash flow considerations driven by their recently announced Chapter 11 filing. As of June 30, 2005, we have orders of $192,043 for components from EaglePicher. EaglePicher has not shared with us their expected order needs, however the increase in order volume is triple the second quarter order volume.

          As a result of EaglePicher’s financial status and decreased supply needs, we have made certain staff reductions, effective as of second quarter 2005. However, as the overall business plan for the Colorado Springs operation, it is and was always the plan to broaden the product mix and activities to reduce dependence on Eagle Picher component orders. To that end, we have received contracts to develop Lithium and Thermal batteries, are using that capability to develop manufacturing of Nickel-Metal Hydride batteries, and are pursuing orders for Nickel Cadmium batteries in the Colorado Springs facility. Specifically, the Company has received two phase I contracts to develop Lithium batteries with the Navy for $69,943 (June 2004) and the Air Force for $98,647 (March 2005). We have entered into two projects with IN-Q-TEL for $500,000 (March 2004) and $450,000 (March 2005) to develop bipolar Lithium batteries. We are pursuing additional Lithium battery development support to continue our development activities with IN-Q-TEL. We have received an Air force Phase II $658,000 (March 2005) contract and a phase I $125,000 contract with Sandia National Laboratory to develop Thermal batteries. We are using the Colorado Springs facility in connection with these contracts in order to make efficient use of the operations there and mitigate excess capacity in that facility.

        The Company is also utilizing the Colorado Springs facilities and personnel to develop, design and construct equipment that will produce nickel electrodes for our Nickel–Metal Hydride batteries. We are funding that effort as a corporate capital expense. The Company has recently received an order for $235,000 for (July 2005) Nickel-Cadmium batteries for Apache Helicopters. Management intends to utilize the Colorado Springs operation to continue to produce components for EaglePicher, produce Nickel-Cadmium batteries, continue the development of Lithium and Thermal and supply these batteries as demand develops. The level of product deliveries anticipated for the second half of 2005 is significantly below the facility’s capability. However, the Company expects the costs of the Colorado Springs operation for the second half of 2005 will be covered by contract funding for research and development described above, as well as the anticipated new projects that management is currently pursuing.

        In summary, the Company has taken several steps to mitigate excess capacity at the Colorado Springs facility, including staffing adjustments and allocations of personnel to utilize and reduce any excess capacity. In addition, the Company added a new vice president of marketing in November 2004, and the Company is actively pursuing potential aerospace customers. The Company has expanded technologies that management is pursuing for business in Colorado Springs from Nickel Cadmium batteries and components supplied to EaglePicher to include Lithium and thermal batteries. In response to EaglePicher’s recent bankruptcy filing and its effect on our relationship with EaglePicher, management has made various operational adjustments within our Colorado Springs facility in an effort to stabilize excess capacity there. In addition, management believes that some expansion of activities there may occur early next year.

        Net revenue from services for the second quarter of 2005 was $694,560 compared with $793,617 for the same period of 2004, a decrease of $99,057, or 12.5%. Net revenue from services for the six months ended June 30, 2005 was $1,558,294 compared with $1,499,071 for 2004, an increase of $59,223, or 4.0%. The primary reason for the increase in the research and development services operations business was related to the addition of a development agreement entered into on March 31, 2005 with a private venture capital firm generating revenues of $129,745 (net of a $20,255 discount recorded in connection with the amortization of the value of warrants issued as an inducement to enter into the development agreement) during the second quarter, offset by a reversal of revenues of $75,848 previously recorded in the fourth quarter of 2004 associated with the Company’s expectation of recovering additional costs expended for general administration and overhead costs due to concluding fixed price contracts where the funds are deemed insufficient and the expenses cannot be recovered. See Related Parties below.

        The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned are primarily with the U.S. Air Force, U.S. Army, U.S. Navy, Department of Energy, and commercial customers with performance periods that commenced July 1, 2000 and continue through March 31, 2007 requiring deliverables involving periodic status reports and in certain cases prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost plus cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In the event overhead and general and administrative rates are recalculated at less than billed amounts, a credit is issued to the buying party. In past history, the Company has received complete contract funding on all awards as agreed.

Gross (Loss) Profit

        Consolidated gross loss for the second quarter of 2005 was $353,167 (46.7% of net revenue) compared to gross profit of $126,500 (7.5% of net revenue) for the same period of 2004, a decrease of $479,667. Consolidated gross loss for the six months ended June 30, 2005 was $738,522 (40.9% of net revenue) compared to gross profit of $490,340 (14.0% of net revenue) for the six months ended June 30, 2004, a decrease of $1,228,862, or 250.6%. The gross profit decrease was primarily due to consolidating the revenues and cost of revenues of MEP. MEP operated below planned capacity in the first half of 2005. As a result, the Company’s operating margin included unabsorbed overhead incurred in the first half of 2005.

        Gross loss from products for the second quarter of 2005 was $209,270 (335.3% of net revenue from products) compared to gross profit of $31,765 (3.6% of net revenue from products) for the same period of 2004. Gross loss from products for the six months ended June 30, 2005 was $575,118 (231.0% of net revenue from products) and gross profit from products for the six months ended June 30, 2004 was $343,746 (17.1% of net revenue from products). MEP operated below planned capacity in the first half of 2005. As a result, the Company’s operating margin included unabsorbed overhead incurred in the first half of 2005. The Company expects this trend to continue into the second half of 2005.

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

        Gross loss from services for the second quarter of 2005 was $143,897 (20.7% of net revenue from services) compared to gross profit of $94,735 (11.9% of net revenue from services) for the same period of 2004. Gross loss from services for the six months ended June 30, 2005 was $163,404 (10.5% of net revenue from services) compared to gross profit of $146,594 (9.8% of net revenue from services) for the six months ended June 30, 2004. The gross profit from services primarily pertains to gross profit earned on the Company’s research and development contracts with the U.S. government and its agencies. The typical gross profit attainable under these contracts ranges from 6-10%. However, the Company has taken on certain contracts on a cost only basis or has had to self-fund in order to satisfy quality results. The Company believes that its participation in these contracts will benefit the Company’s technological advancement and generation of commercial revenues in the long-term. The Company generated revenues from services of $356,578 from an extension of a contract containing a zero profit provision contributing $24,690 toward the change in profit. In addition, the Company reversed revenues of $75,848 previously recorded in 2004 associated with its expectation of recovering additional costs expended for general administration and overhead costs due to concluding fixed price contracts where the funds are deemed insufficient and the expenses cannot be recovered. The decrease in gross profit was also driven by a non-cash expense of $40,511 related to the value of warrants issued in connection with a development agreement entered into on March 31, 2005 with a private venture capital firm. The Company generated revenues from services of $129,745 (net of a $20,255 discount recorded in connection with the amortization of the value of warrants issued as an inducement to enter into the development agreement) from this contract at a zero profit. See Related Parties below. In addition, the Company experienced a loss of $12,325 as a result of its groundwater remediation services contract with EaglePicher. MEP’s manufacturing facility operated below planned capacity in the first half of 2005 and part of its workforce transitioned to performing research and development services. As a result, the Company’s operating margin included an allocation of unabsorbed overhead incurred in the period of $85,382.

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

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses for the second quarter of 2005 were $533,009 (70.4% of net revenue) compared with $309,343 (18.4% of net revenue) for the same period of 2004, an increase of $223,666. SG&A expenses for the six months ended June 30, 2005 were $1,122,762 (62.1% of net revenue) compared with $530,164 (15.1% of net revenue) for the six months ended June 30, 2004, an increase of $592,598.

        The increase in SG&A for the six months ended June 30, 2005 was primarily a result of increasing the Company’s support from professional service providers and increasing its general and administrative staffing to satisfy compliance with reporting requirements as a public company since the reverse merger in June 2004. The increase included accounting and legal services of $273,829, salaries for additional administrative personnel of $89,786, recruiting expenses of $26,739, investor relations expenses of $73,354, other public company related expenses of $39,985, and other expenses of $3,229.

        The increase in SG&A for the six months ended June 30, 2005 included selling expenses of $154,472 and marketing samples of $16,846, for the establishment of a sales and marketing organization to drive revenue generation and diversify the customer base for commercial products and continuity of research and development services contracts. The Company expects to continue to experience similar expenditures throughout 2005.

        These increases in SG&A were offset by a non-cash decrease of $85,591 of expense related to the amortization of stock-based employee compensation expense from the issuance of stock options to employees in 2004. The decrease primarily relates to the reversal of the amount previously amortized for certain stock options forfeited in June 2005 offset by the remaining amount of deferred compensation expensed due to the exercise of certain of these stock options in June 2005. The deferred compensation expense related to stock options issued to employees during 2004 was $1,592,178. During the second quarter of 2005, certain of these stock options were forfeited and a related net adjustment of $608,526 was made to lower the deferred compensation amount. The remaining balance as of June 30, 2005 was $469,010 and will be fully amortized through December 2007.

Research and Development Expenses

        Research and development (“R&D”) expenses for the second quarter of 2005 were $23,655 (3.1% of net revenue) compared with $100,000 (5.9% of net revenue) for the same period of 2004, a decrease of $76,345. R&D expenses for the six months ended June 30, 2005 were $54,963 (3.0% of net revenue) compared with $100,000 (2.9% of net revenue) for the six months ended June 30, 2004. The primary nature of the R&D expenses in the six months ended June 30, 2005 relate to the research and experimentation with a battery for application with an electric hybrid vehicle. The primary nature of the R&D expenses in the six months ended June 30, 2004 relate to a milestone contract from a venture capital firm for research of lithium-ion battery technologies. The Company fulfilled its obligation under this contract in the first quarter of 2005.

Interest (Income) Expense

        Interest income, net for the second quarter of 2005 was $9,166, compared with interest expense, net of $182,989 for the same period of 2004, a decrease of $192,155. Interest income, net for the six months ended June 30, 2005 was $11,284, compared with interest expense, net of $280,180 for the six months ended June 30, 2004, a decrease of $291,464. The decrease was primarily related to the accretion of deferred interest related to the notes payable to related parties for the six months ended June 30, 2004. Concurrent with the merger, the Company converted its notes payable to related parties and related accrued interest amounting to $1,100,000 and $86,000 respectively, into shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004.

Net Loss

           Net loss for the second quarter of 2005 was $900,665, compared to a net loss of $465,832 for the same period of 2004. Net loss for the six months ended June 30, 2005 was $1,904,963 compared to net loss of $420,004 for the six months ended June 30, 2004.

Net Loss Attributable to Common Stockholders

        Net loss attributable to common stockholders for the second quarter of 2005 was $900,665 or $0.07 per share (basic and diluted) compared with $3,733,368 or $0.40 per share (basic and diluted) for the same period of 2004. Net loss attributable to common stockholders for the six months ended June 30, 2005 was $1,904,963 or $0.15 per share (basic and diluted ) compared with $3,687,540 or $0.42 per share (basic and diluted) for the same period of 2004.

        During the second quarter of 2004, the Company recorded a one-time, non-cash item to recognize deemed dividends on preferred stock in the amount of $3,267,536. Of this amount, $2,813,720 resulted from the beneficial conversion of the underlying shares of common stock associated with issuance of new series A convertible preferred stock and detachable warrants in June 2004. An additional $453,816 resulted from the conversion of old EEI series A convertible preferred stock into shares of common stock.

Related Parties

        The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in general and administrative-related parties as an operating expense in the amount of $23,579 for the six months ended June 30, 2005 compared with $50,100 for the six months ended June 30, 2004. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting and business management services and supervision of accounting personnel. The Company has an agreement with Jack T. Brown, a shareholder of the Company’s common stock, to provide consulting services.

        On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company entered into an agreement whereby the Company will issue warrants to In-Q-Tel containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767 was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement.

        The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on June 30, 2005 at $4.05 per warrant. Accordingly, the total estimated value of the warrants was reduced by $23,001 to $60,766. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the quarter ended June 30, 2005, the Company received an installment of cash funding and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $20,255 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of June 30, 2005 the remaining deferred contract cost was $40,511.

Financial Condition
Liquidity and Capital Resources

        The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

As of June 30, 2005		As of December 31, 2004
Working capital	$ 2,715,601	$ 3,971,928
Current ratio	4.91	7.37
Long-term debt to equity ratio	8.0%	6.1%

        The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of June 30, 2005, the note payable had a face value of $300,000 with a remaining discount to fair value of $11,869. During the six months ended June 30, 2005, the Company accreted an additional $6,944 of interest at an effective rate of 5%, increasing the fair value of the note payable to $288,131.

        The Company has a note payable with Connecticut Innovations, Incorporated (“CII”) in the amount of $183,579. The note payable has a three-year term, maturing in December 2007, with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

        During the six months ended June 30, 2005, warrants were exercised for proceeds of $355,000 in exchange for 417,194 shares of common stock. As of June 30, 2005, 1,696,990 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2009. The maximum potential future proceeds from the exercise of the warrants outstanding are $3,258,046. The weighted average exercise price of the outstanding warrants is $1.92.

        During the six months ended June 30, 2005, options were exercised for proceeds of $347,706 for 1,027,103 shares of common stock. As of June 30, 2005, 1,522,169 options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of June 30, 2005 is $568,555.

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

        Net cash used in operating activities totaled $1,464,597 and $823,254 for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, the Company began to build inventory components primarily for future use in generating revenue from services in anticipation of pending contract awards. The Company made certain advance payment to suppliers for equipment in the amount of $205,278. The Company accrued expenses primarily relating to legal and accounting services in connection with the preparation of its SEC filings.

        The Company invested $358,546 in equipment for the six months ended June 30, 2005, compared with $22,210 for the six months ended June 30, 2004. Current year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines. Prior year additions relate primarily to the purchase of electronic data processing and lab equipment.

        Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement of series A convertible preferred stock, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. Over that same period, the Company expects to make an investment of $500,000 in plant, property, and equipment to expand its manufacturing capabilities to manufacture its patented bipolar nickel-metal hydride batteries.

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

PART II

Item 1.   LEGAL PROCEEDINGS.

        None.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On June 9, 2004, the Company completed a “reverse merger” transaction, in which the Company caused EEI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, to be merged with and into Electro Energy, Inc., a Delaware corporation engaged in the business of developing, manufacturing and commercializing high-powered, rechargeable bipolar nickel-metal hydride batteries for use in a wide range of applications (hereinafter referred to as “EEI”). As a result of the merger, EEI became the Company’s wholly-owned subsidiary with EEI’s former security holders acquiring a majority of the outstanding shares of the Company’s common stock. The reverse merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated May 7, 2004 (the “Merger Agreement”), as discussed below. Concurrently with the closing of the reverse merger, the Company completed a private placement to new investors of shares of its series A convertible preferred stock and warrants to purchase common stock.

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

ELECTRO ENERGY INC.

	By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date: August 15, 2005		Title: Chairman and Chief Executive Officer

ELECTRO ENERGY INC. AND SUBSIDIARIES

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of June 30, 2005 (UNAUDITED)	As of December 31, 2004

CURRENT ASSETS
Cash and cash equivalents	$2,402,049	$3,372,486
Accounts receivable, net of allowance for doubtful accounts of $6,166 and $20,554, respectively	292,349	851,632
Inventories	396,454	244,492
Prepaid expenses and other current assets	319,591	126,475

Total Current Assets	3,410,443	4,595,085

PROPERTY AND EQUIPMENT, Net	849,120	533,273

SECURITY DEPOSIT	8,471	8,471

TOTAL ASSETS	$4,268,034	$5,136,829

The accompanying notes are an integral part of these condensed consolidated financial statements

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of June 30, 2005 (UNAUDITED)	As of December 31, 2004

CURRENT LIABILITIES
Current maturities of long-term debt	$211,193	$211,193
Accounts payable	140,681	144,425
Accounts payable - related parties	3,000	7,525
Interest payable	4,590	-
Accrued expenses and other current liabilities	335,378	260,014

Total Current Liabilities	694,842	623,157

OTHER LIABILITIES
Long term debt, less current maturities	260,517	253,573
Deferred rent	71,640	84,660

Total Other Liabilities	332,157	338,233

TOTAL LIABILITIES	1,026,999	961,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares designated;
5,501 shares issued, 1,965 and 4,951 outstanding in 2005 and 2004, respectively ($1,965,000 and $4,951,000 liquidation preference)	2	5
Common stock, $0.001 par value, 50,000,000 shares authorized;
15,086,150 shares issued and outstanding in 2005, 12,447,453 shares issued and outstanding in 2004	15,086	12,448
Additional paid-in capital	12,985,115	12,832,804
Deferred compensation expense	(469,010)	(1,175,134)
Deferred contract costs	(40,511)	-
Warrant subscription receivable	-	(150,000)
Accumulated deficit	(9,249,647)	(7,344,684)

TOTAL STOCKHOLDERS' EQUITY	3,241,035	4,175,439

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,268,034	$5,136,829

The accompanying notes are an integral part of these condensed consolidated financial statements

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three and Six Months Ended June 30, 2005 and 2004
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

NET REVENUE
Services	$694,560	$793,617	$1,558,294	$1,499,071
Products	62,405	889,021	248,985	2,007,571

TOTAL NET REVENUE	756,965	1,682,638	1,807,279	3,506,642

COST OF REVENUE
Cost of services	838,457	698,882	1,721,698	1,352,477
Cost of products	271,675	857,256	824,103	1,663,825

TOTAL COST OF REVENUE	1,110,132	1,556,138	2,545,801	3,016,302

GROSS (LOSS) PROFIT	(353,167)	126,500	(738,522)	490,340

OPERATING EXPENSES
Selling, general and administrative (including non cash compensation of $(1,913) and $93,178 for the three months ended and $97,598 and $183,189 for the six months ended June 30, 2005 and 2004, respectively)	519,915	281,147	1,099,183	480,064
General and administrative - related parties	13,094	28,196	23,579	50,100
Research and development	23,655	100,000	54,963	100,000

TOTAL OPERATING EXPENSES	556,664	409,343	1,177,725	630,164

OPERATING LOSS	(909,831)	(282,843)	(1,916,247)	(139,824)

INTEREST EXPENSE
Interest (income) expense, net	(9,166)	12,045	(11,284)	23,138
Interest expense - related parties	-	170,944	-	257,042

TOTAL INTEREST (INCOME) EXPENSE	(9,166)	182,989	(11,284)	280,180

NET LOSS	(900,665)	(465,832)	(1,904,963)	(420,004)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	3,267,536	-	3,267,536

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(900,665)	$(3,733,368)	$(1,904,963)	$(3,687,540)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.07)	$(0.40)	$(0.15)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,261,831	9,459,095	13,009,793	8,751,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) For the Six Months Ended June 30, 2005
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Deferred Contract	Warrant Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Costs	Receivable	Deficit	Total

BALANCE - December 31, 2004	4,951	$5	12,447,453	$12,448	$12,832,804	$(1,175,134)	$-	$(150,000)	$(7,344,684)	$4,175,439
Exercise of employee stock options	-	-	1,027,103	1,027	346,679	-	-	-	-	347,706
Forfeiture of stock options issued to employees	-	-	-	-	(608,526)	608,526	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	97,598	-	-	-	97,598
Issuance and amortization of warrants	-	-	-	-	60,766	-	(40,511)	-	-	20,255
Proceeds from warrant subscription receivable	-	-	-	-	-	-	-	150,000	-	150,000
Conversion of preferred stock into common stock	(2,986)	(3)	1,194,400	1,194	(1,191)	-	-	-	-	-
Proceeds from exercise of warrants	-	-	417,194	417	354,583	-	-	-	-	355,000
Net loss	-	-	-	-	-	-	-	-	(1,904,963)	(1,904,963)

BALANCE - June 30, 2005	1,965	$2	15,086,150	$15,086	$12,985,115	$(469,010)	$(40,511)	$-	$(9,249,647)	$3,241,035

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Six Months Ended June 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,904,963)	$(420,004)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	(13,020)	65,115
Interest accretion	6,944	218,847
Depreciation and amortization	42,699	38,462
Deferred expenses, net	158,364	183,189
Changes in operating assets and liabilities:
Accounts receivable	559,283	(302,563)
Inventories	(151,962)	(190,963)
Prepaid expenses and other current assets	(193,116)	(219,225)
Accounts payable	(3,744)	(89,489)
Accounts payable - related parties	(4,525)	(15,877)
Interest payable	4,590	7,213
Interest payable - related parties	-	(33,177)
Accrued expenses and other current liabilities	34,853	(64,782)

TOTAL ADJUSTMENTS	440,366	(403,250)

NET CASH USED IN OPERATING ACTIVITIES	(1,464,597)	(823,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(358,546)	(22,210)
Payment of security deposit	-	65

NET CASH USED IN INVESTING ACTIVITIES	$(358,546)	$(22,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Six Months Ended June 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under bank line of credit	-	(100,000)
Repayments of long term debt	-	(63,339)
Repayments under notes payable - related parties	-	(50,000)
Proceeds from issuance of preferred stock and warrants	-	4,634,500
Issuance costs of preferred stock and warrants	-	(808,970)
Proceeds from issuance of warrants	-	150,000
Proceeds from warrant subscription receivable	150,000	100,000
Proceeds from exercise of warrants and employee stock options	702,706	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	852,706	3,869,191

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(970,437)	3,023,792

CASH AND CASH EQUIVALENTS - Beginning	3,372,486	269,970

CASH AND CASH EQUIVALENTS - Ending	$2,402,049	$3,293,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$87,297
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and related accrued interest into common stock	$-	$1,186,000
Issuance of warrants in exchange for warrant subscription receivable	$-	$350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — The Company

Organization
        On June 9, 2004, Electro Energy, Inc. (“EEI”), a Delaware corporation, entered into a merger with MCG Diversified, Inc. (“MCG”), incorporated in December 1993 in the State of Florida. MCG issued 9,497,557 unregistered shares of common stock for 100% of the outstanding common stock of EEI on a one-to-one basis. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for, on an historical cost basis, for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of EEI and the common stock of EEI has been retroactively restated to give effect to the exchange for MCG common stock. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“New EEI”). On September 29, 2004, EEI changed its name to EEI Technologies, Inc.

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

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2005 and the results of its operations and its cash flows for the three and six months ended June 30, 2005 and 2004 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and 2003 contained in Form 10-KSB/A filed on April 29, 2005.

        Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that would be expected for the year ended December 31, 2005.

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

        The Company maintains its cash accounts at financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2005, the Company had cash balances in excess of federally insured limits of $593,793. The Company also has substantial cash balances which are invested in a money market account with a bank.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Customers
        The Company had three customers with sales of 10% or more of total sales for the six months ended June 30, 2005. Net sales to the Company’s three major customers, U.S. Airforce Mantech, Sandia National Laboratories, and Eagle Picher Technologies, LLC represented approximately 78.5% in the six months ended June 30, 2005. Accounts receivable from these customers amounted to $157,675 and $407,547 as of June 30, 2005 and December 31, 2004, respectively. The Company had three customers with sales of 10% or more of total sales for the six months ended June 30, 2004. Net sales to such customers, EaglePicher, Department of Energy, and Airforce Mantech represented approximately 88.3% in the six months ended June 30, 2004.

Stock-Based Compensation
        As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. For the six months ended June 30, 2005 and 2004, the Company recorded compensation expense in general administrative expenses amounting to $97,598 and $183,189, respectively, related to stock options granted to employees.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        The following table illustrates the effect on net loss if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders as reported	$(900,665)	$(3,733,368)	$(1,904,963)	$(3,687,540)
Add: stock-based employee compensation expense included in reported net loss	(1,913)	93,178	97,598	183,189
Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(155,062)	(168,327)	(268,986)	(283,536)

Proforma net loss attributable to common stockholders	$(1,057,640)	$(3,808,517)	$(2,076,351)	$(3,787,887)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.08)	$(0.40)	$(0.16)	$(0.43)

The fair value and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected Life (Years)	10	10	10	10
Interest Rate	3.810%	3.250%	3.810%	3.250%
Annual Rate of Dividends	--%	--%	--%	--%
Volatility	115.042%	177.510%	115.042%	177.510%

        The weighted average fair value and minimum value of the options at date of grant using the Black Scholes option-pricing model is estimated at $5.14 and $3.36 per option for the six months ended June 30, 2005 and 2004, respectively.

Loss Per Share
        Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares has been given retroactive effect to the recapitalization. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of June 30, 2005 and 2004:

	2005	2004

Preferred stock convertible into common stock	786,000	1,853,600
Warrants to purchase common stock	1,696,990	1,453,244
Options to purchase common stock	1,522,169	2,332,121

Total potential common shares	4,005,159	5,638,965

NOTE 3 — Inventories

        Inventories consists of the following as of June 30, 2005 and December 31, 2004:

	2005	2004

Raw materials	$245,222	$202,531
Work in progress	151,232	41,961

Total	$396,454	$244,492

NOTE 4 — Property and Equipment

        Property and equipment consists of the following as of June 30, 2005 and December 31, 2004:

	2005	2004	Useful Lives

Equipment	$1,064,736	$706,190	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	1,095,095	736,549

Less: Accumulated depreciation and amortization	245,975	203,276

Property and Equipment, Net	$849,120	$533,273

        Depreciation and amortization expense for the six months ended June 30, 2005 and 2004 was $42,699 and $38,462, respectively, and $21,775 and $19,292 for the three months ended June 30, 2005 and 2004, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — Long-Term Debt

        Long-term debt consists of the following as of June 30, 2005 and December 31, 2004:

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

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face Value	300,000	300,000
Remaining discount to fair value (effective interest rate of 5%)	(11,869)	(18,813)

Fair Value	288,131	281,187

Total long-term debt	471,710	464,766
Less: current maturities	211,193	211,193

Total long-term debt, less current maturities	$260,517	$253,573

        Interest expense related to the long-term debt of CII amounted to $4,590 and $8,159 for the six months ended June 30, 2005 and 2004, respectively, and $2,295 and $4,644 for the three months ended June 30, 2005 and 2004, respectively.

        Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $6,944 and $10,170 for the six months ended June 30, 2005 and 2004, respectively, and $3,493 and $5,115 for the three months ended June 30, 2005 and 2004, respectively.

        Maturities of long-term debt as of June 30, 2005 are as follows:

For the Year Ending December 31,	Amount

2005	$211,193
2006	199,324
2007	61,193

Total	$471,710

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — Stockholders’ Equity

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

        During the six months ended June 30, 2005, 2,986 shares of Series A Preferred were converted into 1,194,400 shares of common stock.

Common Stock
        The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of June 30, 2005, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”) “), as well as 3,000,000 shares of common stock for issuance under its newly adopted 2005 Stock Compensation Plan (the “2005 Plan”). During the six months ended June 30, 2005, the Company issued 1,027,103 shares of common stock in connection with the exercise of employee stock options for proceeds of $347,706. In addition, 257,850 employee stock options were forfeited.

        During the six months ended June 30, 2005, warrants were exercised for proceeds of $355,000 in exchange for 417,194 shares of common stock.

Stock Options
        On June 28, 2005, the Company adopted its 2005 Plan. The purpose of the 2005 Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2005 Plan. The Company granted 475,000 stock options during the six months ended June 30, 2005, 200,000 of which were issued in connection with an employment agreement. As of June 30, 2005, unexercised stock options to purchase an aggregate of 1,522,169 shares of common stock have been granted to 26 employees under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $.26 to $6.76 per share.

        During the second quarter of 2005, 257,850 employee stock options were forfeited and a related net adjustment of $608,526 was made to lower the deferred compensation amount. The remaining balance of the deferred compensation amount as of June 30, 2005 was $469,010 and will be fully amortized through December 2007.

Warrants
        In March 2004, EEI had issued warrants to purchase 268,594 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The Company satisfied its contractual obligations in the first quarter of 2005. The outstanding warrant subscription receivable was collected in full during the six months ended June 30, 2005.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — Related Parties

Consulting Services
        Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $23,579 and $50,100 for the six months ended June 30, 2005 and 2004, respectively, and $13,094 and $28,196 for the three months ended June 30, 2005 and 2004, respectively. Amounts due to these related parties as of June 30, 2005 and December 31, 2004 were $3,000 and $7,525, respectively.

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

        The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on June 30, 2005 at $4.05 per warrant. Accordingly, the total estimated value of the warrants was reduced by $23,001 to $60,766. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the quarter ended June 30, 2005, the Company received an installment of cash funding and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $20,255 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of June 30, 2005 the remaining deferred contract cost was $40,511.

NOTE 8 — Commitments and Contingencies

Operating Leases
        The Company conducts its operations from two facilities that are leased under noncancelable operating leases expiring in July 2006 and March 2010 requiring minimum monthly payments of $9,344 and $23,875, respectively. Rental expense related to facilities under operating leases amounted to $185,713 and $185,666 for the six months ended June 30, 2005 and 2004, respectively, and $91,523 and $92,833 for the three months ended June 30, 2005 and 2004, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Future minimum rental payments under the above noncancelable operating leases are as follows:

For the Year Ending December 31,	Amount

2005	$199,941
2006	352,640
2007	286,500
2008	286,500
2009	286,500
Thereafter	71,625

$1,483,706

Supply Agreement
        The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 14.3% and 58.5% of total sales for the six months ended June 30, 2005 and 2004, respectively. Accounts receivable from EaglePicher amounted to $47,217 and $50,228 as of and June 30, 2005 and December 31, 2004, respectively. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing.

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

Employment Agreement
        Effective May 2, 2005 (“Effective Date”), the Company entered into an Employment Agreement (the “Agreement”) with Michael E. Reed, pursuant to which Mr. Reed will serve as the Company’s President and Chief Operating Officer. Mr. Reed’s employment will be at-will, and will carry an annual base salary of $190,000. Mr. Reed will be eligible for an annual bonus based on goals and objectives set by the Board of Directors in consultation with him. In addition, the Company has agreed to reimburse Mr. Reed for routine expenses in connection with his relocation to the Danbury, Connecticut area, plus an amount not to exceed $15,000 for temporary living expenses. In accordance with the Agreement, Mr. Reed received options to purchase 200,000 shares of common stock of the Company under the 2005 Plan vesting in equal installments over four years, commencing on the Effective Date with an exercise price of $6.76.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 9 – Subsequent Events

        As of July 31, 2005, 78,635 and 18,400 additional shares of common stock have been issued in connection with the exercise of stock options for proceeds of $89,896 and the exercise of warrants for proceeds of $46,000, respectively. Additional shares of common stock issued in connection the conversion of preferred stock were 537,200.