Form 10QSB
period 2005-09-30
ELECTRO ENERGY INC
filed 2005-11-09
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2005 or

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number:

Electro Energy Inc.
(Exact name of small business issuer in its charter)

Florida	59-3217746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Shelter Rock Road Danbury, CT	06810
(Address of principal executive offices)	((Zip Code)

Issuer’s telephone number: (203) 797-2699

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

As of October 21, 2005, 16,445,807 shares of Common Stock, par value $.001 per share, were outstanding.

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

PART I

Item 1.   FINANCIAL STATEMENTS.

               The full text of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 begins on page F-1 of this Report.

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

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Net Revenue

               Consolidated net revenue for the third quarter of 2005 was $941,472 compared with $1,952,887 for the same period of 2004, a decrease of $1,011,415, or -51.8%. Consolidated net revenue for the nine months ended September 30, 2005 was $2,748,751 compared with $5,459,529 for 2004, a decrease of $2,710,778, or -49.7%. Of the revenue decrease, $2,505,136 was attributable to a reduction of revenues from products produced by Mobile Energy Products, Inc. (“MEP”), whose product manufacturing operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) and by revenue decreases of $205,642 for the services operations. Consolidated contract backlog as of September 30, 2005 was $3,552,500.

               Consolidated net revenue included net revenue pursuant to supply agreements with EaglePicher amounting to $295,298 (57.7% of net revenue) and $778,942 (39.9% of net revenue) for the third quarter of 2005 and 2004, respectively and $554,043 (20.2% of net revenue), and $2,829,911 (51.8% of net revenue) for the nine months ended September 30, 2005 and 2004, respectively. On April 11, 2005, Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. Eagle Picher, Inc.‘s public releases state they are in the process of reorganizing, and certain assets will be liquidated to meet financial obligations. We believe the portion of the company which produces batteries is believed to be a viable business entity and is expected to continue operations either as part of a reorganized business or under new ownership because its operations are a part of national defense. In any event the components which we produce are expected to be required to the extent that the need for products that utilize these components continues to exist, and that any successor or reorganized entity places similar orders through us.

               Net revenue from products for the third quarter of 2005 was $339,036 compared with $1,085,586 for the same period of 2004, a decrease of $746,550, or -68.8%. Net revenue from products for the nine months ended September 30, 2005 was $588,021 and $3,093,157 for the nine months ended September 30, 2004, a decrease of $2,505,136, or -81.0%. The decrease resulted primarily from a reduction in order volume amounting to $2,275,868 from EaglePicher, whom the Company has a supply agreement in addition to a one time order shipped in the third quarter of 2004 for $309,326, offset by increases in sales to new customers of $80,058. The main cause of the MEP revenue decrease was reduced orders for sinter plaque and strikers. The quantities ordered for these components are a function of EaglePicher demand for the products that utilize these components and inventories on hand. Our supply agreement only provides the Company would be the exclusive supplier of these components to the extent required by EaglePicher for a five year term. We had no advance notice from EaglePicher for the steep decline in orders. At the time we entered into the supply agreement with EaglePicher, we recognized that the level of initial orders was somewhat higher than expected on a year to year basis and was a result of inventory build up at EaglePicher and accelerated demand related to increased military spending in 2004, but there was no reason to anticipate an ultimate decrease in order quantities over the long run. The Company expects this trend to continue into the fourth quarter of 2005 as a result of reduced demand for products that utilize the components we produce and efforts at EaglePicher to reduce inventory for cash flow considerations driven by their recently announced Chapter 11 filing. As of September 30, 2005, we have orders of $27,542 for components from EaglePicher. EaglePicher has not shared with us their expected order needs.

               As a result of EaglePicher’s financial status and decreased supply needs, we made certain staff reductions, effective as of second quarter 2005. However, as the overall business plan for the Colorado Springs operation, it is and was always the plan to broaden the product mix and activities to reduce dependence on Eagle Picher component orders. To that end, we have received contracts to develop Lithium and Thermal batteries, are using that capability to develop manufacturing of Nickel-Metal Hydride batteries, and are pursuing orders for Nickel Cadmium batteries in the Colorado Springs facility. Specifically, the Company has received two phase I contracts to develop Lithium batteries with the Navy for $69,943 (June 2004) and the Air Force for $98,647 (March 2005). We have entered into three projects with IN-Q-TEL for $500,000 (March 2004), $450,000 (March 2005), and $800,000 (October 2005) to develop bipolar Lithium batteries. We have received an Air force Phase II $658,000 (March 2005) contract and a phase I $125,000 contract with Sandia National Laboratories to develop Thermal batteries. We are using the Colorado Springs facility in connection with these contracts in order to make efficient use of the operations there and mitigate excess capacity in that facility.

               The Company is also utilizing the Colorado Springs facilities and personnel to develop, design and construct equipment that will produce nickel electrodes for our Nickel–Metal Hydride batteries. The Company is funding that effort as a capital expense. The Company has recently received an order for $235,000 for (July 2005) Nickel-Cadmium batteries for Apache Helicopters. Management intends to utilize the Colorado Springs operation to continue to produce components for EaglePicher, produce Nickel-Cadmium batteries, continue the development of Lithium and Thermal and supply these batteries as demand develops. The level of product deliveries anticipated for the fourth quarter of 2005 is significantly below the facility’s capability. However, the Company expects the costs of the Colorado Springs operation for the fourth quarter of 2005 will be covered by contract funding for research and development described above, as well as the anticipated new projects that management is currently pursuing.

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

               Net revenue from services for the third quarter of 2005 was $602,436 compared with $867,301 for the same period of 2004, a decrease of $264,865, or -30.5%. Net revenue from services for the nine months ended September 30, 2005 was $2,160,730 compared with $2,366,372 for 2004, a decrease of $205,642, or -8.7%. The primary reasons for the decrease in the research and development services operations business related to reduced revenues from the U. S. Army and U.S. Department of Energy where the timing of the services provided within the contract term were more substantial in the prior year in addition to a reversal of revenues of $41,414 previously recorded in the fourth quarter of 2004 associated with the Company’s expectation of recovering additional costs expended for general administration and overhead costs due to concluding fixed price contracts where the funds are deemed insufficient and the expenses cannot be recovered, offset by an increase related to the addition of a development agreement entered into on March 31, 2005 with a private venture capital firm generating revenues of $139,941 (net of a $10,059 discount recorded in connection with the amortization of the value of warrants issued as an inducement to enter into the development agreement) during the nine months ended September 30, 2005. See Related Parties below.

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

Gross (Loss) Profit

               Consolidated gross loss for the third quarter of 2005 was $52,753 (-5.6% of net revenue) compared to gross profit of $366,412 (18.8% of net revenue) for the same period of 2004, a decrease of $419,165. Consolidated gross loss for the nine months ended September 30, 2005 was $791,275 (-28.8% of net revenue) compared to gross profit of $ 856,752 (15.7% of net revenue) for the nine months ended September 30, 2004, a decrease of $1,648,027, or -192.4%. The gross profit decrease was primarily due to operating below planned capacity in the first nine months of 2005. As a result, the Company’s operating margin included unabsorbed overhead incurred in the first nine months of 2005.

               Gross loss from products for the third quarter of 2005 was $53,080 (-15.7% of net revenue from products) compared to gross profit of $198,923 (18.3% of net revenue from products) for the same period of 2004. Gross loss from products for the nine months ended September 30, 2005 was $628,198 (-106.8% of net revenue from products) and gross profit from products for the nine months ended September 30, 2004 was $542,669 (17.5% of net revenue from products). MEP operated below planned capacity in the first nine months of 2005. As a result, the Company’s operating margin included unabsorbed overhead incurred in the first nine months of 2005. The Company expects this trend to continue into the fourth quarter of 2005.

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

               Gross profit from services for the third quarter of 2005 was $327 (0.1% of net revenue from services) compared to gross profit of $167,489 (19.3% of net revenue from services) for the same period of 2004. Gross loss from services for the nine months ended September 30, 2005 was $163,077 (-7.5% of net revenue from services) compared to gross profit of $314,083 (13.3% of net revenue from services) for the nine months ended September 30, 2004. The gross profit from services primarily pertains to gross profit earned on the Company’s research and development contracts with the U.S. government and its agencies. The typical gross profit attainable under these contracts ranges from 6-10%. However, the Company has taken on certain contracts on a cost only basis or at a loss in order to satisfy quality results. The Company believes that its participation in these contracts will benefit the Company’s technological advancement and generation of commercial revenues in the long-term. The decrease in net revenue from services over prior year resulted in a $30,373 decrease in gross profit. In connection with this decrease, the Company’s overhead is running beyond recoverable negotiated rates by $284,081, contributing to the decrease in gross profit. The Company reversed revenues of $41,414 previously recorded in 2004 associated with its expectation of recovering additional costs expended for general administration and overhead costs due to concluding fixed price contracts where the funds are deemed insufficient and the expenses cannot be recovered. The Company generated revenues from services of $356,578 from an extension of a contract containing a zero profit provision contributing $24,960 toward the change in profit. The decrease in gross profit was also driven by a non-cash expense of $20,119 related to the value of warrants issued in connection with a development agreement entered into on March 31, 2005 with a private venture capital firm. The Company generated revenues from services of $139,941 (net of a $10,059 discount recorded in connection with the amortization of the value of warrants issued as an inducement to enter into the development agreement) from this contract at a zero profit. See Related Parties below. MEP’s manufacturing facility operated below planned capacity in the first nine months of 2005 and part of its workforce transitioned to performing research and development services. As a result, the Company’s operating margin included an allocation of unabsorbed overhead incurred in the period of $66,154.

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

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the third quarter of 2005 were $412,854 (43.9% of net revenue) compared with $510,450 (26.1% of net revenue) for the same period of 2004, a decrease of $97,596. SG&A expenses for the nine months ended September 30, 2005 were $1,535,616 (55.9% of net revenue) compared with $1,040,614 (19.1% of net revenue) for the nine months ended September 30, 2004, an increase of $495,002 .

               The increase in SG&A for the nine months ended September 30, 2005 was primarily a result of increasing the Company’s support from professional service providers and increasing its general and administrative staffing to satisfy compliance with reporting requirements as a public company since the reverse merger in June 2004. The increase included accounting and legal services of $185,478, salaries for additional administrative personnel of $106,361, recruiting expenses of $4,214, investor relations expenses of $56,896, other public company related expenses of $43,497, and other expenses of $4,056.

               The increase in SG&A for the nine months ended September 30, 2005 included selling expenses of $162,555 and marketing samples of $60,128, for the establishment of a sales and marketing organization to drive revenue generation and diversify the customer base for commercial products and continuity of research and development services contracts. The Company expects to continue to experience similar expenditures throughout 2005.

               These increases in SG&A were offset by a non-cash decrease of $128,183 of expense related to the amortization of stock-based compensation expense from the issuance of stock options in 2004 and 2005. The decrease primarily relates to the reversal of the amount previously amortized for certain stock options forfeited in June 2005 offset by the remaining amount of deferred compensation expensed due to the exercise of certain of these stock options in June 2005. The deferred compensation expense related to stock options issued during 2004 was $1,592,178. During the second quarter of 2005, certain of these stock options were forfeited and a related net adjustment of $608,526 was made to lower the deferred compensation amount. During the nine months ended September 30, 2005, the Company recorded $129,835 of deferred compensation expense in connection with stock options issued to consultants. The remaining balance as of September 30, 2005 for deferred compensation expense was $541,926 and will be fully amortized through December 2009.

Research and Development Expenses

               Research and development (“R&D”) expenses for the third quarter of 2005 were $246,638 (26.2% of net revenue) compared with $152,150 (7.8% of net revenue) for the same period of 2004, a decrease of $94,488. R&D expenses for the nine months ended September 30, 2005 were $ 301,601 (11.0% of net revenue) compared with $252,150 (4.6% of net revenue) for the nine months ended September 30, 2004. The primary nature of the R&D expenses in the nine months ended September 30, 2005 relate to the research and experimentation with a battery for application with an electric hybrid vehicle. The primary nature of the R&D expenses in the nine months ended September 30, 2004 relate to a milestone contract from a venture capital firm for research of lithium-ion battery technologies. The Company fulfilled its obligation under this contract in the first quarter of 2005.

Interest (Income) Expense

               Interest income, net for the third quarter of 2005 was $1,965, compared with interest expense, net of $7,079 for the same period of 2004, a decrease of $9,044. Interest income, net for the nine months ended September 30, 2005 was $13,249, compared with interest expense, net of $287,259 for the nine months ended September 30, 2004, a decrease of $300,508. The decrease was primarily related to the accretion of deferred interest related to the notes payable to related parties for the nine months ended September 30, 2004. Concurrent with the merger, the Company converted its notes payable to related parties and related accrued interest amounting to $1,100,000 and $86,000 respectively, into shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004.

Net Loss

                  Net loss for the third quarter of 2005 was $710,280, compared to a net loss of $303,267 for the same period of 2004. Net loss for the nine months ended September 30, 2005 was $2,615,243 compared to net loss of $723,271 for the nine months ended September 30, 2004.

Net Loss Attributable to Common Stockholders

               Net loss attributable to common stockholders for the third quarter of 2005 was $710,280 or $0.05 per share (basic and diluted) compared with $779,763 or $0.06 per share (basic and diluted) for the same period of 2004. Net loss attributable to common stockholders for the nine months ended September 30, 2005 was $2,615,243 or $0.19 per share (basic and diluted) compared with $4,467,303 or $0.45 per share (basic and diluted) for the same period of 2004.

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

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in general and administrative-related parties as an operating expense in the amount of $32,579 for the nine months ended September 30, 2005 compared with $68,970 for the nine months ended September 30, 2004. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has an agreement with Jack T. Brown, a shareholder of the Company’s common stock, to provide consulting services.

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on September 30, 2005 at $2.01 per warrant. Accordingly, the total estimated value of the warrants was reduced by $53,589 to $30,178. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the nine months ended September 30, 2005, the Company achieved certain milestones and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $10,059 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of September 30, 2005 the remaining deferred contract cost was $20,119.

Financial Condition
Liquidity and Capital Resources

        The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

As of September 30, 2005		As of December 31, 2004
Working capital	$ 2,169,027	$ 3,971,928
Current ratio	3.91	7.37
Long-term debt to equity ratio	8.9%	6.1%

               The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of September 30, 2005, the note payable had a face value of $300,000 with a remaining discount to fair value of $8,333. During the nine months ended September 30, 2005, the Company accreted an additional $10,480 of interest at an effective rate of 5%, increasing the fair value of the note payable to $291,667. On October 3, 2005, the Company paid the second annual installment of $150,000.

               The Company has a note payable with Connecticut Innovations, Incorporated (“CII”) in the amount of $183,579. The note payable has a three-year term, maturing in December 2007, with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

               During the nine months ended September 30, 2005, warrants were exercised for proceeds of $594,096 in exchange for 737,996 shares of common stock. As of September 30, 2005, 1,308,636 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2009. The maximum potential future proceeds from the exercise of the warrants outstanding are $2,711,592. The weighted average exercise price of the outstanding warrants is $2.07.

               During the nine months ended September 30, 2005, options were exercised for proceeds of $490,552 for 1,267,671 shares of common stock. As of September 30, 2005, 1,281,601 options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of September 30, 2005 is $475,735.

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

               Net cash used in operating activities totaled $2,598,400 and $1,061,819 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the Company began to build inventory components primarily for future use in generating revenue from services in anticipation of pending contract awards. The Company made certain advance payment to suppliers for equipment in the amount of $242,863. The Company made certain pre-payments of deferred items associated with sales of its common stock and its due diligence of a potential asset purchase amounting to $11,696 and $58,315, respectively. The Company accrued expenses primarily relating to legal and accounting services in connection with the preparation of its SEC filings.

               The Company invested $644,172 in equipment for the nine months ended September 30, 2005, compared with $35,831 for the nine months ended September 30, 2004. Current year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines. Prior year additions relate primarily to the purchase of electronic data processing and lab equipment.

               Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement of series A convertible preferred stock, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. Over that same period, the Company expects to make an investment of $250,000 in plant, property, and equipment to expand its manufacturing capabilities to manufacture its patented bipolar nickel-metal hydride batteries.

               On May 13, 2005, the Company entered into a non-binding letter of intent with Topspin Partners, LP., a merchant bank (“Topspin”). If the acquisition contemplated by the letter of intent is consummated, the Company would purchase from an affiliate of Topspin all of the operating assets relating to a lithium-ion and nickel based rechargeable cell and battery manufacturing facility located near Gainesville, Florida. The Company will not assume any liabilities or obligations of Topspin in the proposed acquisition. The Company has agreed to issue under a proposed asset purchase agreement an aggregate of 5,500,000 unregistered shares of the Company’s common stock (the “Consideration Shares”). The Consideration Shares will be subject to lock-up restrictions for one year after the closing of the acquisition. Additionally, the Company will have an option to enter into triple net equity leases with Topspin for the use of the facilities housing the lithium-ion assets (the “Property”), at discounted rental rates, offset by the issuance to Topspin of warrants to purchase 1,000,000 additional shares of the Company’s common stock. The Company will also obtain an option to purchase the leased facilities at fair market value. The Company and Topspin have extended the exclusivity period under their letter of intent to November 13, 2005.

               The proposed acquisition is subject to continuing due diligence review by the Company, as well as a requirement that Topspin maintains the lithium-ion assets and the Property in the ordinary course of business and there are no material adverse changes in those assets or the Property prior to the closing. The acquisition is also subject to the Company’s ability to obtain financing on terms acceptable to the Company. On August 8, 2005, the Company entered into a one-year agreement with an investment banking firm to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. No assurance can be given that any of the conditions to closing will be satisfied or that the proposed transactions will be consummated.

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

ELECTRO ENERGY INC.

	By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date: November 9, 2005		Title: Chairman and Chief Executive Officer

ELECTRO ENERGY INC. AND SUBSIDIARIES

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of September 30, 2005 (UNAUDITED)	As of December 31, 2004

CURRENT ASSETS
Cash and cash equivalents	$1,364,532	$3,372,486
Accounts receivable, net of allowance for doubtful accounts of $5,652 and $20,554, respectively	736,472	851,632
Inventories	400,835	244,492
Prepaid expenses and other current assets	411,597	126,475

Total Current Assets	2,913,436	4,595,085

PROPERTY AND EQUIPMENT, Net	1,111,075	533,273

SECURITY DEPOSIT	8,471	8,471

TOTAL ASSETS	$4,032,982	$5,136,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of September 30, 2005 (UNAUDITED)	As of December 31, 2004

CURRENT LIABILITIES
Current maturities of long-term debt	$211,193	$211,193
Accounts payable	219,147	144,425
Accounts payable - related parties	3,000	7,525
Interest payable	6,885	-
Accrued expenses and other current liabilities	304,184	260,014

Total Current Liabilities	744,409	623,157

OTHER LIABILITIES
Long term debt, less current maturities	264,053	253,573
Deferred rent	65,130	84,660

Total Other Liabilities	329,183	338,233

TOTAL LIABILITIES	1,073,592	961,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares designated;
5,501 shares issued, 197 and 4,951 outstanding in 2005 and 2004, respectively ($197,000 and $4,951,000 liquidation preference)	-	5
Common stock, $0.001 par value, 50,000,000 shares
authorized; 16,354,720 shares issued and outstanding in 2005, 12,447,453 shares issued and outstanding in 2004	16,355	12,448
Additional paid-in capital	13,465,007	12,832,804
Deferred compensation expense	(541,926)	(1,175,134)
Deferred contract costs	(20,119)	-
Warrant subscription receivable	-	(150,000)
Accumulated deficit	(9,959,927)	(7,344,684)

TOTAL STOCKHOLDERS' EQUITY	2,959,390	4,175,439

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,032,982	$5,136,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three and Nine Months Ended September 30, 2005 and 2004
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

NET REVENUE
Services	$602,436	$867,301	$2,160,730	$2,366,372
Products	339,036	1,085,586	588,021	3,093,157

TOTAL NET REVENUE	941,472	1,952,887	2,748,751	5,459,529

COST OF REVENUE
Cost of services	602,109	699,812	2,323,807	2,052,289
Cost of products	392,116	886,663	1,216,219	2,550,488

TOTAL COST OF REVENUE	994,225	1,586,475	3,540,026	4,602,777

GROSS (LOSS) PROFIT	(52,753)	366,412	(791,275)	856,752

OPERATING EXPENSES
Selling, general and administrative (including non cash compensation of $56,916 and $99,511 for the three months ended and $154,517 and $282,700 for the nine months ended September 30, 2005 and 2004, respectively)	403,854	491,580	1,503,037	971,644
Selling, general and administrative - related parties	9,000	18,870	32,579	68,970
Research and development	246,638	152,150	301,601	252,150

TOTAL OPERATING EXPENSES	659,492	662,600	1,837,217	1,292,764

OPERATING LOSS	(712,245)	(296,188)	(2,628,492)	(436,012)

INTEREST EXPENSE
Interest (income) expense, net	(1,965)	7,079	(13,249)	30,217
Interest expense - related parties	-	-	-	257,042

TOTAL INTEREST (INCOME) EXPENSE	(1,965)	7,079	(13,249)	287,259

NET LOSS	(710,280)	(303,267)	(2,615,243)	(723,271)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	476,496	-	3,744,032

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(710,280)	$(779,763)	$(2,615,243)	$(4,467,303)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.05)	$(0.06)	$(0.19)	$(0.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,709,509	12,197,453	13,919,587	9,908,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) For the Nine Months Ended September 30, 2005
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Deferred Contract	Warrant Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Costs	Receivable	Deficit	Total

BALANCE - December 31, 2004	4,951	5	12,447,453	12,448	12,832,804	(1,175,134)	-	(150,000)	(7,344,684)	4,175,439

Exercise of employee stock options	-	-	1,267,671	1,267	489,255	-	-	-	-	490,522
Forfeiture of stock options issued to employees	-	-	-	-	(608,526)	608,526	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	154,517	-	-	-	154,517
Issuance of stock options	-	-	-	-	129,835	(129,835)	-	-	-	-

Issuance and amortization of warrants	-	-	-	-	30,178	-	(20,119)	-	-	10,059
Proceeds from warrant subscription receivable	-	-	-	-	-	-	-	150,000	-	150,000
Conversion of preferred stock into common stock	(4,754)	(5)	1,901,600	1,902	(1,897)	-	-	-	-	-
Proceeds from exercise of warrants	-	-	737,996	738	593,358	-	-	-	-	594,096
Net loss	-	-	-	-	-	-	-	-	(2,615,243)	(2,615,243)

BALANCE - September 30, 2005	197	$-	16,354,720	$16,355	$13,465,007	$(541,926)	$(20,119)	$-	$(9,959,927)	$2,959,390

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Nine Months Ended September 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,615,243)	$(723,271)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	(19,530)	26,855
Interest accretion	10,480	224,025
Depreciation and amortization	66,370	63,564
Deferred expenses, net	184,695	282,700
Changes in operating assets and liabilities:
Accounts receivable	115,160	(497,342)
Inventories	(156,343)	58,462
Prepaid expenses and other current assets	(285,122)	(360,650)
Accounts payable	74,722	(264,023)
Accounts payable - related parties	(4,525)	(18,338)
Interest payable	6,885	11,741
Interest payable - related parties	-	(33,177)
Accrued expenses and other current liabilities	24,051	167,635

TOTAL ADJUSTMENTS	16,843	(338,548)

NET CASH USED IN OPERATING ACTIVITIES	(2,598,400)	(1,061,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(644,172)	(35,831)
Payment of security deposit	-	430

NET CASH USED IN INVESTING ACTIVITIES	$(644,172)	$(35,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Nine Months Ended September 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under bank line of credit	-	(100,000)
Repayments of long term debt	-	(71,269)
Repayments under notes payable - related parties	-	(50,000)
Proceeds from issuance of preferred stock and warrants	-	5,501,000
Issuance costs of preferred stock and warrants	-	(910,697)
Proceeds from issuance of warrants	-	150,000
Proceeds from warrant subscription receivable	150,000	150,000
Proceeds from exercise of warrants and employee stock options	1,084,618	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,234,618	4,676,034

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,007,954)	3,578,814

CASH AND CASH EQUIVALENTS - Beginning	3,372,486	269,970

CASH AND CASH EQUIVALENTS - Ending	$1,364,532	$3,848,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$84,670
Income taxes	$7,065	$300
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and related accrued interest into common stock	$-	$1,186,000
Issuance of warrants in exchange for warrant subscription receivable	$-	$350,000

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

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
               The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the three and nine months ended September 30, 2005 and 2004 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and 2003 contained in Form 10-KSB/A filed on April 29, 2005.

               Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that would be expected for the year ended December 31, 2005.

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

               The Company maintains its cash accounts at financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2005, the Company had cash balances in excess of federally insured limits of $ 54,673. The Company also has substantial cash balances which are invested in a money market account with a bank.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Customers
               The Company had three customers with sales of 10% or more of total sales for the nine months ended September 30, 2005. Net sales to the Company’s three major customers, U.S. Airforce Mantech, Sandia National Laboratories, and EaglePicher Technologies, LLC represented approximately 76.5% in the nine months ended September 30, 2005. Accounts receivable from these customers amounted to $426,725 and $407,547 as of September 30, 2005 and December 31, 2004, respectively. The Company had three customers with sales of 10% or more of total sales for the nine months ended September 30, 2004. Net sales to such customers, U.S. Airforce Mantech, Department of Energy, and EaglePicher Technologies, LLC, represented approximately 76.4% in the nine months ended September 30, 2004.

Stock-Based Compensation
               As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. For the nine months ended September 30, 2005 and 2004, the Company recorded compensation expense in general administrative expenses amounting to $146,402 and $282,700, respectively, related to stock options granted to employees.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               The following table illustrates the effect on net loss if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders as reported	$(710,280)	$(779,763)	$(2,615,243)	$(4,467,303)
Add: stock-based employee compensation expense included in reported net loss	48,801	99,511	146,402	282,700

Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(257,879)	(167,881)	(526,865)	(451,417)

Proforma net loss attributable to common stockholders	$(919,358)	$(848,133)	$(2,995,706)	$(4,636,020)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.06)	$(0.07)	$(0.22)	$(0.47)

The fair value and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2005	2004

Expected Life (Years)	10	10
Interest Rate	3.810%	3.250%
Annual Rate of Dividends	--%	--%
Volatility	115.042%	177.510%

               The weighted average fair value and minimum value of the options at date of grant using the Black Scholes option-pricing model is estimated at $5.14 and $3.36 per option for the nine months ended September 30, 2005 and 2004, respectively.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of September 30, 2005 and 2004:

	2005	2004

Preferred stock convertible into common stock	78,800	2,200,400
Warrants to purchase common stock	1,308,636	2,129,184
Options to purchase common stock	1,281,601	2,332,121

Total potential common shares	2,669,037	6,661,705

NOTE 3 — Inventories

               Inventories consists of the following as of September 30, 2005 and December 31, 2004:

	2005	2004

Raw materials	$232,879	$202,531
Work in progress	167,956	41,961

Total	$400,835	$244,492

NOTE 4 — Property and Equipment

               Property and equipment consists of the following as of September 30, 2005 and December 31, 2004:

	2005	2004	Useful Lives

Equipment	$1,350,362	$706,190	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	1,380,721	736,549

Less: Accumulated depreciation and amortization	269,646	203,276

Property and Equipment, Net	$1,111,075	$533,273

               Depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 was $66,370 and $63,564, respectively, and $21,775 and $25,102 for the three months ended September 30, 2005 and 2004, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — Long-Term Debt

               Long-term debt consists of the following as of September 30, 2005 and December 31, 2004:

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

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face Value	300,000	300,000
Remaining discount to fair value (effective interest rate of 5%)	(8,333)	(18,813)

Fair Value	291,667	281,187

Total long-term debt	475,246	464,766
Less: current maturities	211,193	211,193

Total long-term debt, less current maturities	$264,053	$253,573

               Interest expense related to the long-term debt of CII amounted to $6,885 and $12,636 for the nine months ended September 30, 2005 and 2004, respectively, and $2,295 and $4,477 for the three months ended September 30, 2005 and 2004, respectively.

               Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $10,480 and $15,348 for the nine months ended September 30, 2005 and 2004, respectively, and $3,536 and $5,178 for the three months ended September 30, 2005 and 2004, respectively.

               Maturities of long-term debt as of September 30, 2005 are as follows:

For the Year Ending September 30,	Amount

2005	$211,193
2006	202,860
2007	61,193

Total	$475,246

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

               During the nine months ended September 30, 2005, 4,754 shares of Series A Preferred were converted into 1,901,600 shares of common stock.

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of September 30, 2005, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), as well as 3,000,000 shares of common stock for issuance under its newly adopted 2005 Stock Compensation Plan (the “2005 Plan”). During the nine months ended September 30, 2005, the Company issued 1,267,761 shares of common stock in connection with the exercise of employee stock options for proceeds of $490,522. In addition, 257,850 employee stock options were forfeited.

               During the nine months ended September 30, 2005, warrants were exercised for proceeds of $594,096 in exchange for 737,996 shares of common stock.

Stock Options
               On June 28, 2005, the Company adopted its 2005 Plan. The purpose of the 2005 Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2005 Plan. The Company granted 475,000 stock options during the nine months ended September 30, 2005, 200,000 of which were issued in connection with an employment agreement, 250,000 issued to directors and employees, and 25,000 of which were issued in connection with a consulting agreement. As of September 30, 2005, unexercised stock options to purchase an aggregate of 1,281,601 shares of common stock have been granted to 26 employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $.26 to $6.76 per share.

               During the nine months ended September 30, 2005, 257,850 employee stock options were forfeited and a related net adjustment of $608,526 was made to lower the deferred compensation amount. The remaining balance of the deferred compensation amount for employee stock options as of September 30, 2005 was $420,206 and will be fully amortized through December 2007.

               During the nine months ended September 30, 2005, the company recorded $129,835 of deferred compensation expense in connection with 25,000 stock options issued to consultants of which $8,115 has been amortized. The remaining balance of the deferred compensation amount as of September 30, 2005 was $121,720 and will be fully amortized through June 2009.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants
               In March 2004, EEI had issued warrants to purchase 268,594 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The Company satisfied its contractual obligations in the first quarter of 2005. The outstanding warrant subscription receivable was collected in full during the nine months ended September 30, 2005.

               On March 31, 2005, the Company issued warrants to purchase 15,000 shares of the Company’s common stock in connection with a contract to receive a total of $450,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. (See Note 7.)

NOTE 7 — Related Parties

Consulting Services
               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $32,579 and $68,970 for the nine months ended September 30, 2005 and 2004, respectively, and $18,870 and $9,000 for the three months ended September 30, 2005 and 2004, respectively. Amounts due to these related parties as of September 30, 2005 and December 31, 2004 were $3,000 and $7,525, respectively.

Development Agreement
               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company entered into an agreement whereby the Company will issue warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement.

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on September 30, 2005 at $2.01 per warrant. Accordingly, the total estimated value of the warrants was reduced by $53,589 to $30,178. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the nine months ended September 30, 2005, the Company received an installment of cash funding and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $10,059 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of September 30, 2005 the remaining deferred contract cost was $20,119.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — Commitments and Contingencies

Operating Leases
               The Company conducts its operations from two facilities one that is leased under a noncancelable operating lease expiring in March 2010 requiring minimum monthly payments of $23,875, and one that is leased on a month to month basis through July 2006 requiring minimum monthly payments of $9,448, respectively. Rental expense related to facilities under operating leases amounted to $279,069 and $213,592 for the nine months ended September 30, 2005 and 2004, respectively, and $93,356 and $93,042 for the three months ended September 30, 2005 and 2004, respectively.

               Future minimum rental payments under the above noncancelable operating leases are as follows:

For the Year Ending December 31,	Amount

2005	$71,625
2006	286,500
2007	286,500
2008	286,500
2009	286,500
Thereafter	71,625

$1,289,250

Supply Agreement
               The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 20.2% and 51.8% of total sales for the nine months ended September 30, 2005 and 2004, respectively. Accounts receivable from EaglePicher amounted to $266,968 and $50,228 as of and September 30, 2005 and December 31, 2004, respectively. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employment Agreement
               Effective May 2, 2005 (“Effective Date”), the Company entered into an Employment Agreement (the “Agreement”) with Michael E. Reed, pursuant to which Mr. Reed will serve as the Company’s President and Chief Operating Officer. Mr. Reed’s employment will be at-will, and will carry an annual base salary of $190,000. Mr. Reed will be eligible for an annual bonus based on goals and objectives set by the Board of Directors in consultation with him. In addition, the Company has agreed to reimburse Mr. Reed for routine expenses in connection with his relocation to the Danbury, Connecticut area, plus an amount not to exceed $15,000 for temporary living expenses. In accordance with the Agreement, Mr. Reed received options to purchase 200,000 shares of common stock (See Note 6) of the Company under the 2005 Plan vesting in equal installments over four years, commencing on the Effective Date with an exercise price of $6.76.

Letter of Intent to Acquire Assets
               On May 13, 2005, the Company entered into a non-binding letter of intent with Topspin Partners, LP., a merchant bank (“Topspin”). If the acquisition contemplated by the letter of intent is consummated, the Company would purchase from an affiliate of Topspin all of the operating assets relating to a lithium-ion and nickel based rechargeable cell and battery manufacturing facility located near Gainesville, Florida. The Company will not assume any liabilities or obligations of Topspin in the proposed acquisition. The Company has agreed to issue under a proposed asset purchase agreement an aggregate of 5,500,000 unregistered shares of the Company’s common stock (the “Consideration Shares”). The Consideration Shares will be subject to lock-up restrictions for one year after the closing of the acquisition. Additionally, the Company will have an option to enter into triple net equity leases with Topspin for the use of the facilities housing the lithium-ion assets (the “Property”), at discounted rental rates, offset by the issuance to Topspin of warrants to purchase 1,000,000 additional shares of the Company’s common stock. The Company will also obtain an option to purchase the leased facilities at fair market value. The Company and Topspin have extended the exclusivity period under their letter of intent to November 13, 2005.

               The proposed acquisition is subject to continuing due diligence review by the Company, as well as a requirement that Topspin maintains the lithium-ion assets and the Property in the ordinary course of business and there are no material adverse changes in those assets or the Property prior to the closing. The acquisition is also subject to the Company’s ability to obtain financing on terms acceptable to the Company. On August 8, 2005, the Company entered into a one-year agreement with an investment banking firm to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. No assurance can be given that any of the conditions to closing will be satisfied, or that the proposed transactions will be consummated.

NOTE 9 – Subsequent Events

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, Inc. and one of its affiliates (In-Q-Tel), pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of EEEI and warrants to purchase 75,829 shares of unregistered common stock of EEEI at an exercise price of $3.11 per share. The warrants were valued at $160,000 using a Black-Scholes model. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon EEEI achieving certain development milestones. On October 17, 2005, the Company issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement. EEEI intends to direct the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

               As of October 21, 2005, 2,000 and 58,879 shares of common stock have been issued in connection with the exercise of stock options for proceeds of $2,327 and the exercise of warrants for proceeds of $96,875, respectively.