Form 10KSB
period 2005-12-31
ELECTRO ENERGY INC
filed 2006-04-03
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 or

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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

State Issuer's revenues for its most recent fiscal year: $3,861,650.

The aggregate market value of the voting common equity held by non-affiliates was $27,786,395 based upon the closing sales price of Common Stock on February 28, 2006 of $3.18 per share.

As of February 28, 2006, 16,654,931 shares of Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

               Electro Energy Inc. is a Florida corporation, which was originally formed on December 29, 1993 under the name MCG Diversified, Inc. (“MCG”). Effective June 9, 2004, pursuant to the Agreement of Merger and Plan of Reorganization, dated May 7, 2004 (the “Merger Agreement”), among privately held Electro Energy, Inc. (“EEI”), a Delaware corporation, MCG and EEI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of MCG, the Merger Sub merged with and into EEI, with EEI remaining as the surviving corporation (the “Merger”). On September 29, 2004, EEI changed its name to EEI Technologies, Inc.

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

               On October 1, 2003, EEI, through its wholly-owned subsidiary Mobile Energy Products, Inc., acquired the power systems operations of EaglePicher Technologies, LLC (“EaglePicher”) in exchange for a note payable amounting to $450,000 and the assumption of $138,482 in accounts payable and accrued liabilities. The Company incurred acquisition costs of $158,903. The fair value of the net assets acquired was $567,390. The power systems operation had been established by EaglePicher in 1976 engaged in the manufacture of specialty nickel-cadmium batteries for satellites and aircraft applications. As a result of an internal restructuring of priorities, EaglePicher management decided to close down its power systems battery operation in 2003. In connection with the asset purchase agreement, the Company also entered into a ten year technology license agreement, a five year supply agreement, a five year real estate lease agreement, and a ground water remediation services agreement.

Business

Principal Products and Services

               EEI Technologies, Inc. (“EEI”) is primarily engaged in the research and development of battery technologies since 1992. Historically, EEI has performed research and development services under fixed price contracts primarily with the U.S. military and government agencies. The business strategy has historically been to seek government funding to support the development of our battery concepts with the intent to use the technology developed as a springboard into commercial applications and manufacturing. The development work has focused on basic materials technology and prototype development of specialty bipolar nickel-metal hydride batteries and bipolar lithium-ion batteries using a unique, patented flat wafer cell design, in addition to low maintenance nickel-cadmium batteries. The cells can be made in any shape and are therefore applicable to a wide variety of military and commercial applications. Wafer cells are stacked one on top of another to create multi-cell batteries with the required energy capacity and voltage for a given application. EEI has supplied prototype batteries to various commercial and government customers for use in military communications, satellites, aircraft auxiliary power, standby power, and medical applications.

               Management is researching commercial market opportunities while pursuing additional development activities. Management is targeting the automotive industry, where battery technology is needed to support the rapidly growing hybrid electric vehicle market, plug-in electric vehicle market, and manufacturers upgrading to more powerful 42 volt starting batteries from the 12 volt systems used today. The electric bicycle and scooter market is growing, particularly in Asia where governments are encouraging a switch to electric power to reduce pollution. Management believes that high performance electric scooters have a market in the U.S. also and is searching for a partner in this market. The cordless power tool market is rapidly growing and management believes EEI batteries provide better energy capacity and a better environmental profile.

               EEI is also engaged in the manufacture of specialty battery products. In October 2003, EEI acquired the power systems operations of EaglePicher Technologies, LLC (“EaglePicher”) in Colorado Springs, Colorado. EaglePicher is a diversified company engaged in the manufacture of specialty batteries, chemicals and electronic materials. The Colorado Springs operation had been established by EaglePicher in 1976 and has been primarily engaged in the manufacture of specialty nickel-cadmium (“Ni-Cd”) batteries for satellites and aircraft applications. As a result of an internal restructuring of priorities, EaglePicher management decided to close down its Colorado Springs battery operation in 2003. For EEI, the acquisition provided an established product line, capacity for manufacturing, personnel with complementary skills broadening the chemistry portfolio and manufacturing opportunities, and a facility certified for the production of products for manned spaceflight. The specialty battery products produced include components for battery power systems used in satellites and aircraft in connection with a five year supply agreement with EaglePicher, as well as, custom orders from government agencies.

Competitive Business Conditions

               Under a five year supply agreement with EaglePicher, EEI is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the supply agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties.

               EEI also entered into a ten year, non-exclusive, worldwide technology license agreement for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented nickel-cadmium and sealed nickel-cadmium batteries. Under the license agreement, EEI is obligated to pay a royalty to EaglePicher of (a) one-half of one percent (0.5%) of the sale price upon the sale of nickel-metal hydride products which utilize the nickel plaque technology, (b) three percent (3%) of the sale price upon the sale of vented nickel-cadmium and sealed nickel-cadmium products utilizing the vented nickel-cadmium and sealed nickel cadmium technologies and (c) such royalties that the parties may agree upon for the sale of products other than nickel-metal hydride and vented nickel-cadmium and sealed nickel-cadmium products utilizing the nickel plaque technology. Also under the license agreement, EaglePicher agreed, upon the terms and conditions thereunder, not to compete with EEI in the manufacture or sale of prismatic nickel-cadmium batteries or cells for aircraft, space or government applications or bi-polar or nickel-metal hydride batteries or cells. Additionally, EEI agreed, upon the terms and conditions of the license agreement, not to compete with EaglePicher in the manufacture or sale of nickel-hydrogen products or the sale of nickel plaque, nickel plaque technologies or striker assemblies to third parties. EEI may extend the term of the license prior to expiration upon terms mutually agreeable to the parties. EEI may terminate the license agreement at any time prior to expiration.

               Management plans to continue to supply components to EaglePicher, manufacture and sell specialty nickel-cadmium batteries, transition EEI’s bipolar nickel-metal hydride battery to a broader mix of applications and to broaden the product mix to include lithium rechargeable batteries. The Colorado Springs operation is one of three organizations worldwide that produce specialty nickel-cadmium batteries for satellites and one of two that is qualified for U.S. government applications. EEI’s Ni-Cd processes have been developed and refined over the past twenty years to deliver an extremely long life product.

               EEI’s nickel-metal hydride processes are currently being transitioned to a commercial line. The commercial line will contain a mix of proprietary and commercially available equipment. These processes and equipment are not currently patent-protected and management does not anticipate licensing our manufacturing technology at this time.

Suppliers

               Management has been working with our suppliers in the development of our bipolar nickel-metal hydride battery. The construction of the bipolar nickel-metal hydride battery utilizes a large percentage of nickel-metal, nickel based hydride alloys, and hydroxides, as well as other metal products and plastics. Therefore, management has built a good working relationship with suppliers for both nickel-hydroxide and metal hydride. Management has supply relationships with Tanaka, a Japanese supplier, and is evaluating sources of supply from China. INCO of Canada, a supplier of specialty nickel powders and nickel-based chemicals, has also become a supplier to the Company.

               The Company uses a low-pressure metal hydride (AB5) alloy in development and fabrication processes. There are many alloy suppliers, but management is working with Treibacher Auermet, an Austrian based company with years of technical experience and a strong history as a U.S. supplier of AB5 alloy. The Company has not experienced any shortages in the availability of the alloy, although efforts to optimize the alloy for expanding applications and lower cost is ongoing.

               Other materials utilized in the Company’s design, such as metal foils, plastics and adhesives, are commodities and should not become a supply issue. However, due to possible formulation changes and continuous price fluctuations, management will continue to monitor and evaluate these materials, and ask the manufacturers to notify management if formulations are changed so that the Company can seek other materials if necessary.

Significant Customers

               The Company had three customers with sales of 10% or more of total sales in 2005. Net sales to the Company’s three major customers, U.S. Airforce Mantech, Sandia National Laboratories, and EaglePicher Technologies, LLC represented approximately 64.2% in 2005. Accounts receivable from these customers amounted to $185,418 and $407,547 as December 31, 2005 and 2004, respectively. The Company had two customers with sales of 10% or more of total sales in 2004. Net sales to such customers, U.S. Airforce Mantech and EaglePicher Technologies, LLC, represented approximately 59.0% in 2004.

               On April 11, 2005, Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. Eagle Picher, Inc.‘s public releases state they are in the process of reorganizing, and certain assets will be liquidated to meet financial obligations. In 2005, revenue from EaglePicher declined $2.3 million, or 79% compared to 2004. Management believes the portion of the company which produces batteries is believed to be a viable business entity and is expected to continue operations either as part of a reorganized business or under new ownership because its operations are a part of national defense. In any event, the components which EEI produces are expected to be required to the extent that the need for products that utilize these components continues to exist, and that any successor or reorganized entity places similar orders through us.

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

               We hold eight issued United States patents, which expire beginning in 2012 and ending in 2022. We also hold four issued foreign patents and a number of pending foreign patent applications, which cover the technology that is the subject of the United States patents. These include (i) bipolar electrochemical battery of stacked wafer cells; (ii) method of making electrodes for bipolar electrochemical battery; (iii) method for preparing conductive electrochemically active material; and (iv) bipolar electrochemical battery systems. In addition, we have new applications pending and a number of new inventions for which we intend to file additional patent applications both domestically and internationally as we continue to improve our existing technology, develop new technology and make advances to our bipolar nickel-metal hydride battery.

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

Backlog

               Our backlog as of December 31, 2005 was approximately $3,189,861 compared with backlog of approximately $1,701,603 as of December 31, 2004. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold. Due to the long-term nature of our government contracts, fluctuations from year to year are not an indication of any future trend. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

Employees

               As of December 31, 2005, the Company had 58 full time employees, none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2.  DESCRIPTION OF PROPERTY

               Electro Energy Inc.‘s principal executive offices are located at 30 Shelter Rock Road, Danbury, Connecticut 06810. The Company leases manufacturing facilities in the United States totaling 57,000 square feet. The leased facilities are occupied under leases for terms ranging from month to month to four years with options to extend the leases for an additional one to five years. Management believes that the Company’s facilities are adequate for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

               Management is not aware of any pending or threatened legal proceeding of any type or nature related to us, our business or our officers and directors. The Company is not a party to any legal proceedings either as plaintiff or defendant.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               In a filing with the U.S. Securities and Exchange Commission on Form DEF14C Definitive Information Statement on December 5, 2005, an Information Statement and Notice of Action Taken Without a Meeting of Shareholders was furnished to shareholders of record as of December 5, 2005, to inform them of the November 23, 2005 approval by written consent of shareholders owning a majority, as of the record date, of our outstanding shares of common stock and series A convertible preferred stock, the only classes of voting securities outstanding as of the record date, of the following actions taken:

               (a)        the issuance, pursuant to the terms of our proposed acquisition of a Florida battery manufacturing facility described in this information statement, of 5,750,000 shares of our common stock, plus the potential issuance of up to an additional 3,000,000 shares of our common stock upon the exercise of warrants issued in connection with this acquisition, which shares in the aggregate could exceed 19.99%, or the cap amount, of the outstanding shares of our common stock immediately prior to our proposed convertible secured note private placement described in the information statement, an action for which prior shareholder approval is required by NASD Marketplace Rules applicable to companies whose securities are quoted on the Nasdaq Capital Market; and

               (b)        the issuance, pursuant to the terms of our proposed convertible secured note private placement, of a potential number of shares of our common stock upon the conversion of the convertible secured notes in accordance with their terms, which shares in the aggregate could exceed the cap amount, either alone or together with the shares to be issued in the acquisition, an action for which prior shareholder approval is also required by applicable NASD Marketplace Rules.

               As of the date of the shareholder consent, there were issued and outstanding a total of 16,508,203 shares of common stock and 180 shares of series A preferred stock. With respect to each of the actions approved by the shareholder consent, each share of our common stock entitled its holder to one vote, and each share of series A preferred stock entitled its holder to 400 votes. Accordingly, as of the date of the shareholder consent, the holders of our common stock were entitled to an aggregate of 16,508,203 votes, and the holders of the series A preferred stock were entitled to an aggregate of 72,000 votes with respect to each of the matters referred to above. The shareholder consent was signed by holders of 8,602,988 (or 51.9%) of the 16,580,203 votes that were entitled to be cast on these matters. There were no votes cast against or withheld by the voting shareholders.

               As of the date of the filing of this Form 10-KSB, these two contemplated transactions have not occurred.

               There were no other matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Since December 31, 2004, the Company’s common stock is listed for trading on the NASDAQ Capital Market under the symbol “EEEI”. Prior to December 31, 2004, our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “EEEI”. Our common stock had been quoted on the OTCBB since June 10, 2004. Prior to that date, there was no active market for our common stock, which traded in the public market under the symbol “MCGV.OB”, representing MCG Diversified, Inc. The following table sets forth the high and low sales prices and the high and low bid prices, as applicable, per share of common stock for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2005	High	Low

First Quarter	$ 12.70	$ 7.55
Second Quarter	10.00	4.84
Third Quarter	6.97	3.20
Fourth Quarter	5.23	2.75

Year Ended December 31, 2004	High	Low

First Quarter	n/a	n/a
Second Quarter	$ 5.40	$ 3.10
Third Quarter	6.77	4.10
Fourth Quarter	14.50	6.10

               As of December 31, 2005, there were 16,599,719 shares of the Company’s common stock issued and outstanding.

               As of February 28, 2006, there were approximately 200 record owners of Electro Energy Inc.‘s common stock. However, a significant number of the shares of the Company’s common stock are held in “street name” and are therefore held by several beneficial owners. The Company estimates that it has a total of approximately 3,400 beneficial shareholders.

               The Company did not pay cash dividends on its common stock in 2005 and 2004. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

               The following table sets forth, as of the year ended December 31, 2005, information with respect to the Company’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1993 Stock Compensation Plan	667,353	$1.19	380,376
2005 Stock Compensation Plan	650,000	$5.78	2,350,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,317,353	$3.23	2,730,376

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenue

               Consolidated net revenue for 2005 was $3,861,650 compared with $6,759,793 for 2004, a decrease of $2,898,143, or 42.9%. Of the revenue decrease, $2,353,074 was attributable to a reduction of revenues from products produced primarily by Mobile Energy Products, Inc. (“MEP”), whose product manufacturing operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) and by revenue decreases of $545,069 for the services operations. Consolidated contract backlog as of December 31, 2005 was $3,189,861.

               Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $626,254, or 16.2% and $2,958,935, or 44% for 2005 and 2004, respectively. On April 11, 2005, Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. Eagle Picher, Inc.‘s public releases state they are in the process of reorganizing, and certain assets will be liquidated to meet financial obligations. Management believes the portion of the company which produces batteries is believed to be a viable business entity and is expected to continue operations either as part of a reorganized business or under new ownership because its operations are a part of national defense. In any event, management expects the components which we produce would be required to the extent that the need for products that utilize these components continues to exist, and that any successor or reorganized entity places similar orders through us.

               Net revenue from products for 2005 was $880,587 and $3,233,661 for 2004, a decrease of $2,353,074, or 72.8%. The decrease resulted primarily from a reduction in order volume amounting to $2,332,681 from EaglePicher, whom the Company has a supply agreement, in addition to a one time order shipped in the third quarter of 2004 for $309,326, offset by increases in sales to new customers of $286,812. The main cause of the MEP revenue decrease was reduced orders for sinter plaque and strikers. The quantities ordered for these components are a function of EaglePicher demand for the products that utilize these components and inventories on hand. Our supply agreement only provides the Company would be the exclusive supplier of these components to the extent required by EaglePicher for a five year term. We had no advance notice from EaglePicher for the steep decline in orders. At the time we entered into the supply agreement with EaglePicher, we recognized that the level of initial orders was somewhat higher than expected on a year to year basis and was a result of inventory build up at EaglePicher and accelerated demand related to increased military spending in 2004, but there was no reason to anticipate an ultimate decrease in order quantities over the long run. As of December 31, 2005, we have orders of $340,517 for components from EaglePicher. EaglePicher has not shared with us their expected order needs, however, management expects orders from EaglePicher to improve in 2006 over 2005 levels.

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

               Net revenue from services for 2005 was $2,981,063 compared with $3,526,132 for 2004, a decrease of $545,069, or 15.5%. The primary reasons for the decrease in the research and development services operations business related to reduced revenues from the U. S. Army and U.S. Department of Energy where the timing of the services provided within the contract term were more substantial in the prior year in addition to a reversal of revenues of $41,414 previously recorded in the fourth quarter of 2004 associated with the Company’s expectation of recovering additional costs expended for general administration and overhead costs due to concluding fixed price contracts where the funds are deemed insufficient and the expenses cannot be recovered. The decrease was offset by an increase related to the addition of a development agreement entered into on March 31, 2005 with a private venture capital firm generating revenues of $136,097 (net of a $13,903 discount recorded in connection with the amortization of the value of warrants issued as an inducement to enter into the development agreement) in 2005. See Related Parties below. In addition, the decline in revenues for the services operations resulted from a redirection of staff toward internally funded research and development initiatives.

               The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned are primarily with the U.S. Air Force, U.S. Army, U.S. Navy, U.S. government agencies, and commercial customers with performance periods that commenced April 30, 2003 and continue through March 31, 2007 requiring deliverables involving periodic status reports and in certain cases prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In the event overhead and general and administrative rates are recalculated at less than billed amounts, a credit is issued to the buying party. In past history, the Company has received complete contract funding on all awards as agreed.

Gross (Loss) Profit

               Consolidated gross (loss) for 2005 was ($753,667) (20.0% of net revenue) compared to gross profit of $690,044 (10.2% of net revenue) for 2004, a decrease of $1,443,711. The gross profit decrease was primarily due to operating below planned capacity in 2005. As a result, the Company’s operating margin included unabsorbed overhead incurred in 2005.

               Gross loss from products for 2005 was $602,882 (68.5% of net revenue from products) and gross profit from products for 2004 was $333,558 (4.9% of net revenue from products). The Company operated below planned capacity in 2005 primarily from the loss of revenue from EaglePicher. Of the decrease in gross profit, $235,011 is related to the reduction in volume and the remaining change is primarily the result of unabsorbed overhead incurred in 2005 from excess capacity. Management expects to return to near full capacity in 2006 fulfilling its contract backlog.

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

               Gross loss from services for 2005 was $150,785 (5.1% of net revenue from services) compared to gross profit of $356,486 (10.1% of net revenue from services) for 2004. The gross profit from services pertains to gross profit earned on its research and development contracts with the U.S. government and its agencies. The Company has taken on certain contracts on a cost only basis or at a loss in order to satisfy quality results. Management believes that its participation in these contracts will benefit the Company’s technological advancement and generation of commercial revenues in the long-term. The decrease in net revenue from services over prior year resulted in a $56,744 decrease in gross profit. The Company reversed revenues of $41,414 previously recorded in 2004 associated with its expectation of recovering additional costs expended for general administration and overhead costs due to concluding fixed price contracts where the funds are deemed insufficient and the expenses cannot be recovered. In addition, the Company’s direct costs and general administration and overhead costs exceeded recoverable negotiated rates in 2005 contributing $366,945 to the decrease in gross profit. The Company generated revenues from services of $356,578 from an extension of a contract containing a zero profit provision contributing toward the change in gross profit. The decrease in gross profit was also driven by a non-cash expense of $27,807 related to the value of warrants issued in connection with a development agreement entered into on March 31, 2005 with a private venture capital firm. The Company generated revenues from services of $136,097 (net of a $13,903 discount recorded in connection with the amortization of the value of warrants issued as an inducement to enter into the development agreement) from this contract at a zero profit. See Related Parties below.

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

General and Administrative Expenses

               SG&A expenses for 2005 were $1,866,478 (48.3% of net revenue) compared with $1,692,990 (25.0% of net revenue) for 2004, an increase of $173,488.

               The increase in SG&A for 2005 was primarily a result of increasing the Company’s support from professional service providers and increasing its general and administrative staffing to satisfy compliance with reporting requirements as a public company since the reverse merger in June 2004. The increase included accounting and legal services of $90,551, salaries for additional administrative personnel of $92,338, investor relations expenses of $10,917, other public company related expenses of $15,113, and other expenses of $4,136, offset by a reduction in recruiting expenses of $34,476.

               The increase in SG&A for 2005 also included selling expenses of $137,372 and marketing samples of $69,130, for the establishment of a sales and marketing organization to drive revenue generation and diversify the customer base for commercial products and continuity of research and development services contracts. The Company expects to continue to experience similar expenditures throughout 2006.

               These increases in SG&A were offset by a non-cash decrease of $211,683 of expense related to the amortization of stock-based compensation expense from the issuance of stock options in 2004 and 2005. The decrease primarily relates to the reversal of the amount previously amortized but not vested for certain stock options forfeited in 2005 offset by the remaining amount of deferred compensation expensed. The deferred compensation expense related to stock options issued during 2004 was $1,592,178. During 2005, certain of these stock options were forfeited and a related net adjustment of $608,526 was made to lower the deferred compensation amount. The remaining balance of the deferred compensation amount for employee stock options as of December 31, 2005 was $371,405 and will be fully amortized through December 2007. During 2005, the Company recorded $81,260 of deferred compensation expense in connection with stock options issued to consultants. The remaining balance of the deferred compensation amount as of December 31, 2005 was $71,102 and will be fully amortized through June 2009.

Research and Development Expenses

               Research and development (“R&D”) expenses for 2005 were $688,114 (17.8% of net revenue) compared with $312,953 (4.6% of net revenue) for 2004, an increase of $375,161, or 119.9%. The nature of the R&D expenses in 2005 relates to experimentation with Nickel Metal Hydride chemistry for application with electric hybrid vehicles and power tools and development of low maintenance Nickel Cadmium batteries. R&D conducted applying the Company’s patented bipolar design to Lithium Ion batteries is in connection with a development agreement with a venture capital firm. The venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock under a stock purchase agreement. The nature of the R&D expenses in 2004 relate to a milestone contract from a venture capital firm for research of certain battery technologies. In March 2004, EEI had issued warrants to purchase 156,250 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The contract provided for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The Company fulfilled its obligation under this contract in the first quarter of 2005. Certain research and development contracts require the Company to subsidize research and development efforts outside the scope of the contract. The Company has the obligation to fulfill the cost sharing arrangement alone or obtain partners willing to help subsidize the cost. Any costs that the Company does not obtain a partner to share with is recorded as research and development expense. These expenses are not recoverable under ordinary research and development contracts and are expenses incurred by the Company to advance technological research.

Interest (Income) Expense

               Interest income, net for 2005 was $17,579, compared with interest expense, net of $287,124 for the same period of 2004, a decrease of $304,703. The decrease was primarily related to the retirement of notes payable to related parties. Concurrent with the merger, the Company converted its notes payable to related parties and related accrued interest amounting to $1,100,000 and $86,000, respectively into shares of its common stock. The notes carried interest at 10% annum and were due on demand maturing in November 2004. In addition, the Company invested its cash proceeds from the private placement into an interest bearing money market account.

Net Loss

               Net loss was $3,290,680 and $1,603,023 for 2005 and 2004, respectively.

Net Loss Attributable to Common Stockholders

               Net loss attributable to common stockholders for 2005 was $3,290,680 or $0.23 cents per share (basic and diluted), compared to a net loss of $5,347,055 or $0.51 per share (basic and diluted) for 2004.

               In 2004, the Company recorded a one-time, non-cash item to recognize deemed dividends on preferred stock in the amount of $3,744,032. Of this amount, $3,290,216 resulted from the beneficial conversion of the underlying shares of common stock associated with issuance of new series A convertible preferred stock and detachable warrants in June and July 2004. In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the series A convertible preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This series A convertible preferred stock was fully convertible at the issuance date, therefore the full, beneficial conversion feature of $3,290,216 was recorded as a deemed dividend with a corresponding credit to additional paid-in capital. In accordance with EITF D-42, an additional $453,816 deemed dividend resulted from an inducement for the conversion of the old EEI series A convertible preferred stock into share of the Company’s common stock.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in general and administrative-related parties as an operating expense in the amount of $44,779 for 2005 compared with $96,523 for 2004. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has an agreement with Jack T. Brown, a shareholder of the Company’s common stock, to provide consulting services.

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on December 31, 2005 at $3.06 per warrant. Accordingly, the total estimated value of the warrants was reduced by $42,057 to $41,710. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During 2005, the Company achieved certain milestones and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $13,903 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of December 31, 2005 the remaining deferred contract cost was $27,807.

Financial Condition
Liquidity and Capital Resources

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

	2005	2004
Working capital	$1,428,795	$3,971,928
Current ratio	3.06	7.37
Long-term debt to equity ratio	2.3%	6.1%

               The Company’s long-term debt was $266,407 as of December 31, 2005. Current maturities of long-term debt are $205,214 as of the same period. During 2005, debt decreased by $198,359 compared to total debt at December 31, 2004.

               The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of December 31, 2005, the note payable had a face value of $150,000 with a remaining discount to fair value of $5,979. During 2005, the Company accreted an additional $12,834 of interest at an effective rate of 5%, increasing the fair value of the note payable to $144,021.

               On December 31, 2004, the Company refinanced three notes payable with Connecticut Innovations, Incorporated (“CII”) into a new note payable in the amount of $183,579. The note payable has a three-year term with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st. During 2005, the Company made repayments in the amount of $61,193 plus interest in the amount of $9,179.

               During 2005, warrants were exercised for proceeds of $730,528 in exchange for 826,079 shares of common stock. As of December 31, 2005, 1,225,333 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2009. The maximum potential future proceeds from the exercise of the warrants outstanding are $2,564,658. The weighted average exercise price of the outstanding warrants is $2.09.

               During 2005, options were exercised for proceeds of $607,524 for 1,387,579 shares of common stock. As of December 31, 2005, 1,317,353, options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of December 31, 2005 is $1,680,232.

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

               In March 2004, the Company issued warrants to purchase 156,250 shares of its Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from In-Q-Tel, Inc., a private venture capital firm, for intended use in the research and development of certain battery technologies. The contract provided for scheduled payments to the Company if it performs certain research and development activities over a nine-month period. The warrants are exercisable at $0.00 (zero dollars) per share over a five-year period expiring in March 2009. Concurrent with merger, the Company and the holder of the warrant have agreed to modify the warrant to provide for the issuance of 268,594 shares of the Company’s common stock upon exercise. The warrants were recorded as additional paid-in capital and a warrant subscription receivable. The Company collected $350,000 in 2004 and $150,000 in 2005 and fulfilled its obligations.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock and warrants to purchase 75,829 shares of unregistered common stock at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. In 2005, the Company issued 30,208 shares of unregistered common stock, collecting $100,000, and issued 9,476 warrants in connection with this agreement. The Company intends to direct the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

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

               Net cash used in operating activities totaled $3,211,595 and $1,319,853 for 2005 and 2004, respectively. During 2005, the Company began to build inventory components primarily for future use in generating revenue from services in anticipation of pending contract awards. The Company made certain advance payment to suppliers for equipment in the amount of $134,928. The Company made certain pre-payments of deferred items associated with sales of its common stock and its due diligence of a potential asset purchase amounting to $114,372 and $211,968 respectively. The Company had accrued expenses primarily related to equipment purchases and for legal services in connection with the potential asset purchase and related financing.

               The Company invested $946,086 in equipment in 2005, compared with $228,863 in 2004. Current year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines. The Company estimates the remaining cost to complete the current construction in progress projects as $120,000. Prior year additions relate primarily to the purchase of electronic data processing and lab equipment.

               On May 13, 2005, the company entered into a non binding letter of intent with Topspin Partners, LP., a merchant bank (“Topspin”). If the acquisition contemplated by the letter of intent is consummated, the Company would purchase from an affiliate of topspin all of the operating assets relating to a lithium ion and nickel based rechargeable cell and battery manufacturing facility located near Gainesville, Florida.

               On March 31, 2006, the Company entered into this Asset Purchase Agreement with Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (“Seller”), pursuant to which the Company has agreed to purchase certain assets from Seller relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries. The total purchase price for the assets consists of 5,750,000 unregistered shares of common stock of the Company (the “Consideration Shares”) and a six year warrant to purchase up to 2,000,000 shares of common stock of the Company at an exercise price of $7.00 per share. Of that total amount, 1,000,000 of the Consideration Shares will be held in escrow, pursuant to an Escrow Agreement to be signed at closing in order to secure Seller’s indemnification obligations under the Asset Purchase Agreement. The Company also is required to include up to 1,150,000 of the Consideration Shares in subsequent registration statements.

               At the closing, the Company and Seller also intend to enter into lease agreements pursuant to which the Company shall lease from Seller certain real property to be owned by Seller at Closing and which is located at 12781 NW Highway 441, Alachua, Florida. In connection therewith, and in addition to rental payments, the Company shall also tender to Seller 1,000,000 four year warrants to purchase shares of common stock of the Company at an exercise price of $7.00.

               Further, 4,600,000 shares of the Consideration Shares and the warrants received by Seller in connection with the purchase and the lease agreements will be subject to a lock-up agreement restricting the ability of Seller to transfer such Consideration Shares and warrants for a period of two years after the closing. Seller’s obligations to close will be conditioned upon the Company obtaining financing in connection with the transaction. EEEI intends to use the acquired assets to develop and manufacture battery technologies, product and systems. This closing is contingent upon the Company obtaining financing of approximately $10,000,000 to $11,000,000.

               On August 8, 2005, the Company entered into a one-year agreement with an investment banking firm to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. The Company has secured financing in an amount satisfactory to complete a private placement of senior secured convertible notes which will be released from escrow concurrently with the closing of the asset acquisition expected in April 2006. The securities offered have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

               The Company has begun to construct equipment internally to maintain its specialized staffing and to advance its initiative for commercialization of its nickel metal hydride and lithium ion product lines. In connection with the continued negotiations with Topspin Partners, LLC to acquire assets formerly operated by Energizer, the Company expects to raise investor financing to retrofit the equipment suited for its patented bipolar stacked wafer concept and for business development. Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

Off-balance Sheet Arrangements

               We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

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

               In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after December 15, 2005 for small business filers. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method and the Black Scholes option pricing model and the effect of implementing will result in additional stock based compensation expense of approximately $2.4 million of costs that will be expensed over a four year period from 2006 through 2009.

Inventory Valuation

               Inventories are stated at the lower of cost or market on a first in first out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken.

Allowances for Doubtful Accounts

               We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. The Company recorded an allowance for doubtful accounts of $5,652 and 20,554 as of December 31, 2005 and 2004, respectively.

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

Research and Development Expenses

               Research and development expenses are incurred to develop our battery technologies. They are funded by the Company and expensed as incurred.

Recent Accounting Pronouncements

               In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after December 15, 2005 for small business filers. The Company is will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method and the Black Scholes option pricing model and the effect of implementing will result in additional stock based compensation expense of approximately $2.4 million of costs that will be expensed over a four year period from 2006 through 2009.

               In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

               EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

               In September 2005, the FASB ratified EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

               In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

               EITF Issues 05-7 and 05-8 did not have did not have material effect on the Company’s financial statements.

Item 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Electro Energy Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electro Energy Inc. and the Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Energy Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP
February 24, 2006 except for Note 12b as to
which the date is February 28, 2006, Notes 12c
and 12,d as to which the date is March 31,2006
New York, New York

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004

ASSETS

	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$591,664	$3,372,486
Accounts receivable, net of allowance for doubtful accounts of $5,652 and $20,554, respectively	666,317	851,632
Inventories	344,450	244,492
Prepaid expenses and other current assets	519,546	126,475

Total Current Assets	2,121,977	4,595,085

PROPERTY AND EQUIPMENT, Net	1,374,622	533,273

SECURITY DEPOSIT	8,471	8,471

TOTAL ASSETS	$3,505,070	$5,136,829

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

	2005	2004

CURRENT LIABILITIES
Current maturities of long-term debt	$205,214	$211,193
Accounts payable	134,902	144,425
Accounts payable - related parties	6,735	7,525
Accrued expenses and other current liabilities	346,331	260,014

Total Current Liabilities	693,182	623,157

OTHER LIABILITIES
Long term debt, less current maturities	61,193	253,573
Deferred rent	58,620	84,660

Total Other Liabilities	119,813	338,233

TOTAL LIABILITIES	812,995	961,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized; Series A Convertible Preferred Stock, 5,600 shares designated; 5,501 shares issued, 180 and 4,951 outstanding in 2005 and 2004, respectively ($180,000 and $4,951,000 liquidation preference)	-	5
Common stock, $0.001 par value, 50,000,000 shares authorized; 16,599,719 and 12,447,453 shares issued and outstanding in 2005 and 2004, respectively	16,600	12,448
Additional paid-in capital	13,781,153	12,832,804
Deferred compensation expense	(442,507)	(1,175,134)
Deferred contract costs	(27,807)	-
Warrant subscription receivable	-	(150,000)
Accumulated deficit	(10,635,364)	(7,344,684)

TOTAL STOCKHOLDERS' EQUITY	2,692,075	4,175,439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,505,070	$5,136,829

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2005 and 2004

	2005	2004

NET REVENUE
Services	$2,981,063	$3,526,132
Products	880,587	3,233,661

TOTAL NET REVENUE	3,861,650	6,759,793

COST OF REVENUE
Cost of services	3,131,848	3,169,646
Cost of products	1,483,469	2,900,103

TOTAL COST OF REVENUE	4,615,317	6,069,749

GROSS (LOSS) PROFIT	(753,667)	690,044

OPERATING EXPENSES
Selling, general and administrative (including non cash compensation of $205,361 and $417,044 in 2005 and 2004, respectively)	1,821,699	1,596,467
Selling, general and administrative - related parties	44,779	96,523
Research and development	688,114	312,953

TOTAL OPERATING EXPENSES	2,554,592	2,005,943

OPERATING LOSS	(3,308,259)	(1,315,899)

INTEREST EXPENSE
Interest (income) expense, net	(17,579)	30,082
Interest expense - related parties	-	257,042

TOTAL INTEREST (INCOME) EXPENSE	(17,579)	287,124

NET LOSS	$(3,290,680)	$(1,603,023)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	3,744,032

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,290,680)	(5,347,055)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.23)	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,565,542	10,513,404

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2005 and 2004
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Deferred Contract	Warrant Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Costs	Receivable	Deficit	Total

BALANCES - January 1, 2004	-	$-	8,038,985	$8,039	$1,142,705	$-	$-	$-	$(1,997,629)	$(846,885)
Proceeds from exercise of employee stock options	-	-	439,205	440	6,560	-	-	-	-	7,000
Stock options issued to employees	-	-	-	-	1,592,178	(1,592,178)	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	417,044	-	-	-	417,044
Conversion of notes payable to stockholders and related accrued interest into common stock	-	-	1,019,367	1,019	1,184,981	-	-	-	-	1,186,000
Reverse merger with MCG Diversified, Inc.	-	-	2,699,896	2,700	(2,700)	-	-	-	-	-
Issuance of warrants	-	-	-	-	500,000	-	-	(350,000)	-	150,000
Proceeds from warrant subscription receivable	-	-	-	-	-	-	-	200,000	-	200,000
Net proceeds from issuance of preferred stock and warrants	5,501	6	-	-	4,590,297	-	-	-	-	4,590,303
Conversion of preferred stock into common stock	(550)	(1)	220,000	220	(219)	-	-	-	-	-
Proceeds from exercise of warrants	-	-	30,000	30	74,970	-	-	-	-	75,000
Net loss	-	-	-	-	-	-	-	-	(1,603,023)	(1,603,023)
Deemed dividends on preferred stock	-	-	-	-	3,744,032	-	-	-	(3,744,032)	-

BALANCE - December 31, 2004	4,951	5	12,447,453	12,448	12,832,804	(1,175,134)	-	(150,000)	(7,344,684)	4,175,439
Proceeds from exercise of employee stock options	-	-	1,387,579	1,387	606,137	-	-	-	-	607,524
Forfeiture of stock options issued to employees	-	-	-	-	(608,526)	608,526	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	205,361	-	-	-	205,361
Issuance of stock options	-	-	-	-	81,260	(81,260)	-	-	-	-
Issuance and amortization of warrants	-	-	-	-	41,710	-	(27,807)	-	-	13,903
Proceeds from issuance of common stock	-	-	30,208	30	99,970	-	-	-	-	100,000
Proceeds from warrant subscription receivable	-	-	-	-	-	-	-	150,000	-	150,000
Conversion of preferred stock into common stock	(4,771)	(5)	1,908,400	1,908	(1,903)	-	-	-	-	-
Proceeds from exercise of warrants	-	-	826,079	827	729,701	-	-	-	-	730,528
Net loss	-	-	-	-	-	-	-	-	(3,290,680)	(3,290,680)
Deemed dividends on preferred stock	-	-	-	-	-	-	-	-	-	-

BALANCE - December 31, 2005	180	$-	16,599,719	$16,600	$13,781,153	$(442,507)	$(27,807)	$-	$(10,635,364)	$2,692,075

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,290,680)	$(1,603,023)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	(26,040)	19,545
Interest accretion	12,834	224,025
Depreciation and amortization	104,737	46,337
Amortization of deferred expenses	219,264	417,044
Changes in operating assets and liabilities:
Accounts receivable	185,315	(188,950)
Inventories	(99,958)	134,647
Prepaid expenses and other current assets	(393,071)	(99,268)
Accounts payable	(9,523)	(334,121)
Accounts payable - related parties	(790)	(16,841)
Interest payable	-	(20,351)
Interest payable - related parties	-	(45,292)
Accrued expenses and other current liabilities	86,317	146,395

TOTAL ADJUSTMENTS	79,085	283,170

NET CASH USED IN OPERATING ACTIVITIES	(3,211,595)	(1,319,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(946,086)	(228,863)
Payment of security deposit	-	430

NET CASH USED IN INVESTING ACTIVITIES	$(946,086)	$(228,433)

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under bank line of credit	-	(100,000)
Repayments of long term debt	(211,193)	(221,501)
Repayments under notes payable - related parties	-	(50,000)
Proceeds from issuance of preferred stock and warrants	-	5,501,000
Issuance costs of preferred stock and warrants	-	(910,697)
Proceeds from issuance of warrants	-	150,000
Proceeds from warrant subscription receivable	150,000	200,000
Proceeds from issuance of common stock	100,000	-
Proceeds from exercise of warrants and employee stock options	1,338,052	82,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,376,859	4,650,802

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,780,822)	3,102,516

CASH AND CASH EQUIVALENTS - Beginning	3,372,486	269,970

CASH AND CASH EQUIVALENTS - Ending	$591,664	$3,372,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,179	$128,742
Income taxes	$9,565	$1,314
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and related accrued interest into common stock	$-	$1,186,000
Issuance of warrants in exchange for warrant subscription receivable	$-	$350,000
Issuance of warrants for deferred contract costs	$41,710	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Organization
               On June 9, 2004, Electro Energy, Inc. (“EEI”), a Delaware corporation, entered into a merger with MCG Diversified, Inc. (“MCG”), incorporated in December 1993 in the State of Florida. MCG issued 9,497,557 unregistered shares of common stock for 100% of the outstanding common stock of EEI on a one-to-one basis. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for on an historical cost basis for all periods presented. The financial statements set forth in this report for all periods are the financial statements of EEI and the common stock of EEI has been retroactively restated to give effect to the exchange for MCG common stock. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“New EEI”). On September 29, 2004, EEI changed its name to EEI Technologies, Inc.

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

Management’s Liquidity Plans

               As of December 31, 2005, the Company had working capital of $1,428,795 and cash and cash equivalents of $591,664. The Company incurred a loss from operations of $3,308,259 for the year ended December 31, 2005. Cash flow used in operating and investing activities was $3,211,595 and $946,086, respectively. Cash flow provided by financing activities was $1,376,859. During 2005 and the first quarter of 2006, management has been actively pursuing the acquisition of major manufacturing capacity and seeking financing to continue its commercialization plans of its patented battery design.

               The Company entered into an Asset Purchase Agreement with Lithium Nickel Asset Holding Company I, Inc. (“Seller”), a Delaware corporation, pursuant to which the Company has agreed to purchase certain assets from Seller relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries. (See Note 12d). The total purchase price for the assets consists of 5,750,000 unregistered shares of common stock of the Company and a warrant to purchase up to 2,000,000 shares of common stock of the Company at an exercise price of $7.00 per share. At the closing, the Company and Seller also intend to enter into lease agreements pursuant to which the Company shall lease from Seller certain real property to be owned by Seller at Closing and which is located at 12781 NW Highway 441, Alachua, Florida. In connection therewith, and in addition to rental payments, the Company shall also tender to Seller 1,000,000 warrants to purchase shares of common stock of the Company at an exercise price of $7.00.

               On August 8, 2005, the Company entered into a one-year agreement with an investment banking firm to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. The Company has secured financing in an amount satisfactory to complete a private placement of senior secured convertible notes which will be released from escrow concurrently with the closing of the aforementioned asset acquisition expected April 7, 2006. (See Note 12d). The securities offered have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

               As of March 30, 2006, the Company has approximately $250,000 (unaudited) of cash and expects to receive net proceeds from the issuance of senior secured convertible notes in April 2006. Management believes that the Company once the net proceeds have been received will have sufficient liquidity available to meet operating requirements for the next twelve months.

               While the Company expects the closing of the asset acquisition to occur prior to April 7, 2006, in the event that it does not the investors in the senior secured convertible notes may exercise rescission rights to rescind their investment. In 2006, the Company plans to use a portion of the proceeds for additional investment in equipment and leasehold improvements at the Alachua plant of $1,300,000. The Company plans to use additional working capital to start up operations at the Alachua plant and for development of sales and marketing efforts and new product development.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 — Summary of Significant Accounting Policies

Principles of Consolidation
               The consolidated financial statements include the accounts of New EEI and MEP. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
               Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

Use of Estimates
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Concentration of Credit Risk
               Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and accounts receivable.

               The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2005, the Company had cash balances in excess of federally insured limits of $615,148. The Company also has substantial cash balances which are invested in a money market account with a bank.

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

Allowances for Doubtful Accounts
               The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination. The Company recorded an allowance for doubtful accounts of $5,652 and $20,554 as of December 31, 2005 and 2004, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
               Inventories are valued at the lower of cost or market, with cost determined on the first-in, first out basis. The Company’s products are produced on a make-to-order basis and, as a result, the Company does not carry finished goods inventory. The raw materials inventory and work in process inventory are adjusted to net realizable value based upon a periodic impairment review.

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

               Revenue on the Company’s research and development type contracts with the U.S. Government and its’ agencies are typically “cost plus” type contracts that contain a fixed fee element and/or a cost sharing arrangement. The Company is reimbursed for actual material, labor and overhead costs as incurred up to the funding limit of the contract. The Company submits a cost structure annually to the Defense Contract Audit Agency (DCAA) for approval to use the Company’s rates on government contracts. Throughout the life of each contract the Company estimates the cost to complete. When the Company estimates that a contract will exceed the funding amount management will seek additional funding from the customer or another outside source. Contract terms allow the Company to stop work should additional funding not be available. Should management decide to complete a contract without funding the Company will accrue the loss on the contract when the cost is estimated to exceed the revenue.

               Contracts with milestone billing provisions are fixed cost type contracts. Revenue is recognized once the milestone has been achieved.

               Revenue on commercial contracts is recognized when the Company delivers batteries or services have been rendered.

Significant Customers
               The Company had three customers with sales of 10% or more of total sales in 2005. Net sales to the Company’s three major customers, U.S. Airforce Mantech, Sandia National Laboratories, and EaglePicher Technologies, LLC represented approximately 64% in 2005. Accounts receivable from these customers amounted to $185,418 and $407,547 as December 31, 2005 and 2004, respectively. The Company had two customers with sales of 10% or more of total sales in 2004. Net sales to such customers, U.S. Airforce Mantech and EaglePicher Technologies, LLC, represented approximately 59% in 2004.

Product Warranty
               The Company is responsible for providing warranty coverage on certain products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. As of December 31, 2005, the estimated liability is zero.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation
               As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. For the years ended December 31, 2005 and 2004, the Company recorded compensation expense in general administrative expenses amounting to $195,203 and $417,044, respectively, related to stock options granted to employees.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The following table illustrates the effect on net loss if the Company had applied the fair and minimum value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004:

	2005	2004

Net loss attributable to common stockholders as reported	$(3,290,680)	$(5,347,055)
Add: stock-based employee compensation expense included in reported net loss	195,203	417,044
Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(750,103)	(619,299)

Proforma net loss attributable to common stockholders	$(3,845,580)	$(5,549,310)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.26)	$(0.54)

               The fair value and minimum value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2005	2004

Expected Life (Years)	10	10
Interest Rate	4.002%	3.250%
Annual Rate of Dividends	-%	-%
Volatility	113.5%	177.5%

               The weighted average fair value and minimum value of the options at date of grant using the Black Scholes option-pricing model is estimated at $4.44 and $3.36 per option for the years ended December 31, 2005 and 2004, respectively.

Research and Development
               Research and development expenses are incurred to develop our battery technologies. They are self funded and expensed as incurred. Research and development expenses for the years ended December 31, 2005 and 2004 were $ 688,114 and $312,953, respectively.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of December 31, 2005 and 2004:

	2005	2004

Preferred stock convertible into common stock	72,000	1,980,400
Warrants to purchase common stock	1,225,333	2,099,184
Options to purchase common stock	1,317,353	2,332,121

Total potential common shares	2,614,686	6,411,705

Recent Accounting Pronouncements
               In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after December 15, 2005 for small business filers. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method and the Black Scholes option pricing model and the effect of implementing will result in additional stock based compensation expense approximately $2.4 million of costs that will be expensed over a four year period from 2006 through 2009.

               In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

               EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

               In September 2005, the FASB ratified EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

               In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EITF Issues 05-7 and 05-8 did not have did not have material effect on the Company’s financial statements.

NOTE 3 — Inventories

               Inventories consist of the following as of December 31, 2005 and 2004:

	2005	2004

Raw materials	$256,185	$202,531
Work in progress	88,265	41,961

Total	$344,450	$244,492

NOTE 4 — Property and Equipment

               Property and equipment consists of the following as of December 31, 2005 and 2004:

	2005	2004	Useful Lives

Equipment (1)	$1,652,276	$706,190	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	1,682,635	736,549

Less: Accumulated depreciation and amortization	308,013	203,276

Property and Equipment, Net	$1,374,622	$533,273

               (1)       Included in equipment is $868,809 of construction in progress which has not been placed in service as of December 31, 2005 and therefore not depreciated during the year then ended.

               Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $104,737 and $46,337, respectively.

NOTE 5 — Bank Line of Credit

               The Company had a $100,000 unsecured line of credit which is due on demand and subject to annual renewals. Advances bear interest at 1.0% over the bank’s prime lending rate (approximately 6.15% as of December 31, 2004) and were personally guaranteed by a stockholder of the Company. The line of credit was paid off during 2004 and was closed in March 2005. Interest expense related to the line of credit amounted to $2,780 for the year ended December 31, 2004

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — Long-Term Debt

               Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005	2004

Note payable to Connecticut Innovations, Incorporated ("CII") commencing December 2004 and maturing December 2007 with interest at 5% per annum and annual installments of $61,193	$122,386	$183,579

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face Value	150,000	300,000
Remaining discount to fair value (effective interest rate of 5%)	(5,979)	(18,813)

Fair Value	144,021	281,187

Total long-term debt	266,407	464,766
Less: current maturities	205,214	211,193

Total long-term debt, less current maturities	$61,193	$253,573

               Interest expense related to the long-term debt of CII amounted to $9,179 and $15,844 for the years ended December 31, 2005 and 2004, respectively.

               Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $12,834 and $19,365 for the years ended December 31, 2005 and 2004, respectively.

               Maturities of long-term debt as of December 31, 2005 are as follows:

For the Year Ending December 31,	Amount

2006	$205,214
2007	61,193

Total	$266,407

NOTE 7 — Stockholders’ Equity

Preferred Stock
               The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share, of which 5,600, are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

               Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Certificate, into 400 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Certificate. Each share of the Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. During the year ended December 31, 2004, the Company issued 5501 shares of Series A Preferred stock in a private placement. (See below.)

               During the year ended December 31, 2005 and 2004, 4,771 and 550 shares of Series A Preferred were converted into 1,908,400 and 220,000 shares of common stock, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of December 31, 2005, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), as well as 3,000,000 shares of common stock for issuance under its newly adopted 2005 Stock Compensation Plan (the “2005 Plan”). On June 9, 2004, the Company’s common stock was split 1.719 to 1. The effects of the stock split have been given retroactive effect in these financial statements for all periods presented. During years ended December 31, 2005 and 2004, the Company issued 1,387,579 and 439,205 shares of common stock in connection with the exercise of employee stock options for proceeds of $607,524 and $7,000, respectively.

               During the years ended December 31, 2005 and 2004, warrants were exercised for proceeds of $730,528 and $75,000 in exchange for 826,079 and 30,000 shares of common stock, respectively.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm (See Note 9) whereby the Company issued 30,208 shares of unregistered common stock.

Stock Options
               As of December 31, 2004, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Plan. The options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant.

               On June 28, 2005, the Company adopted its 2005 Plan. The purpose of the 2005 Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2005 Plan. The Company granted 700,000 stock options during the year ended December 31, 2005, 200,000 of which were issued in connection with an employment agreement, 475,000 issued to directors and employees, and 25,000 of which were issued in connection with a consulting agreement. As of December 31, 2005, unexercised stock options to purchase an aggregate of 1,317,353 shares of common stock have been granted to 23 employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $.26 to $6.76 per share.

               During the year ended December 31, 2005, 327,189 employee stock options were forfeited and a related net adjustment of $608,526 was made to lower the previously recorded deferred compensation amount. The remaining balance of the deferred compensation amount for employee stock options as of December 31, 2005 was $371,405 and will be fully amortized through December 2007.

               During the year ended December 31, 2005, the Company recorded $81,260 of deferred compensation expense in connection with 25,000 stock options issued to a consultant of which $10,158 has been amortized. The remaining balance of the deferred compensation amount as of December 31, 2005 was $71,102 and will be amortized through June 2009.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Stock option activity under the 1993 and 2005 Plans for the years ended December 31, 2005 and 2004 are as follows:

	Number of Options	Weighted- Average Exercise Price

Balance-January 1, 2004	2,061,081	$0.40
Granted	710,245	1.27
Exercised	(439,205)	0.02

Balance-December 31, 2004	2,332,121	$0.74
Granted	700,000	5.85
Exercised	(1,387,579)	0.44
Forfeited	(327,189)	2.02

Balance-December 31, 2005	1,317,353	$3.46

Stock options outstanding and exercisable, by price range, as of December 31, 2005 are as follows:

Exercise Price	Amount	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Amount Exercisable

$0.26	50,487	4.2	$ 0.26	50,487
$1.16	541,866	7.2	1.16	253,933
$2.00	75,000	8.5	2.00	25,000
$3.94	225,000	10.0	3.94	-
$6.76	425,000	9.4	6.76	-

	1,317,353	8.3	$ 3.46	329,420

Warrants
               The Company had previously issued warrants to purchase 412,560 shares of its common stock in connection with its notes payable to related parties (See Note 8). The warrants are exercisable at $1.16 per share over a five-year period with expirations beginning in April 2007 through November 2008. The weighted average fair value of the warrants at date of issuance using the Black Scholes option-pricing model is estimated at $1.08 per warrant. The total estimated value of the warrants, amounting to $260,207 was recorded as a debt discount and as additional paid-in capital as of the date of issuance. On June 9, 2004, a warrant to purchase 154,710 shares of common stock was relinquished by a holder of the warrant.

               In March 2004, EEI had issued warrants to purchase 268,594 shares of its EEI Preferred Stock in connection with a contract to receive a total of $500,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. The Company satisfied its contractual obligations in the first quarter of 2005. The outstanding warrant subscription receivable was collected in full during the year ended December 31, 2005.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               On March 31, 2005, the Company issued warrants to purchase 15,000 shares of the Company’s common stock in connection with a contract to receive a total of $450,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. (See Note 8)

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm. (See Note 9.) During 2005, the Company issued 9,476 warrants in connection with this agreement.

               During the years ended December 31, 2005 and 2004, warrants were exercised for proceeds of $730,528 and $75,000 in exchange for 826,079 and 30,000 shares of common stock, respectively. As of December 31, 2005, 1,225,333 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2009. The weighted average exercise price of the outstanding warrants is $2.09.

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

               Warren G. Bagatelle, a director of the Company, and his spouse currently hold non-controlling interests in Matrix USA, LLC, a finder in the private placement consummated in July 2004, which received cash in the amount of $128,500 and equity-based compensation of $61,000 in the form of Series A Preferred and 112,500 warrants to purchase shares of common stock in connection with the private placement. Shari Popkin Fleischer, the Chairperson of Matrix USA, LLC, is a current shareholder of the Company.

NOTE 8 — Related Parties

Notes Payable
               Concurrent with the merger, EEI converted its notes payable to a stockholder and individuals and entities related to a stockholder and related accrued interest, amounting to $1,100,000 and $86,000, respectively, into 1,019,367 shares of its common stock. The notes carried interest at 10% per annum and were due on demand maturing in November 2004. The notes were convertible into EEI’s common stock at a rate of $1.16 per share. In connection with the above notes, the Company issued warrants to purchase 412,560 shares of the Company’s common stock at $1.16 per share. On June 9, 2004, a warrant to purchase 154,710 shares of EEI common stock was relinquished by a holder of the warrant. The terms of the warrants are five years from the issuance of the related notes with expirations beginning in April 2007 through November 2008. The total estimated value of the warrants amounted to $260,207 (See Note 7), and represents deferred interest that was to be accreted over the term of the related notes. Upon conversion of the notes, the remaining deferred interest, amounting to $107,140, was accreted into interest expense.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Accretion of deferred interest related to the notes payable to related parties amounted to $208,677 for the year ended December 31, 2004. Interest expense related to the notes payable to related parties amounted to $48,365 for the year ended December 31, 2004.

Consulting Services
               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $44,779 and $96,523 for the years ended December 31, 2005 and 2004, respectively. Amounts due to these related parties as of December 31, 2005 and 2004 were $6,735 and $7,525, respectively.

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on December 31, 2005 at $3.06 per warrant. Accordingly, the total estimated value of the warrants was reduced by $42,057 to $41,710. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the year ended December 31, 2005, the Company received an installment of cash funding and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $13,903 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of December 31, 2005 the remaining deferred contract cost was $27,807.

NOTE 9 — Commitments and Contingencies

Operating Leases
               The Company conducts its operations from two facilities, one that is leased under a noncancelable operating lease expiring in March 2010 requiring minimum monthly payments of $23,875, and one that is leased on a month to month basis through July 2006 requiring minimum monthly payments of $9,448, respectively. Rental expense related to facilities under operating leases amounted to $372,528 and $362,554 for the years ended December 31, 2005 and 2004, respectively.

               Future minimum rental payments under the above noncancelable operating leases are as follows:

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ending December 31,	Amount

2006	$286,500
2007	286,500
2008	286,500
2009	286,500
2010	71,625

$1,217,625

Supply Agreement
               The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 16.3% and 56.0% of total sales for the years ended December 31, 2005 and 2004, respectively. Accounts receivable from EaglePicher amounted to $14,165 and $50,228 as of and December 31, 2005 and 2004, respectively. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing.

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

Employment Agreement
               Effective May 2, 2005 (“Effective Date”), the Company entered into an employment agreement (the “Agreement”) with Michael E. Reed, pursuant to which Mr. Reed will serve as the Company’s President and Chief Operating Officer. Mr. Reed’s employment will be at-will, and will carry an annual base salary of $190,000. Mr. Reed will be eligible for an annual bonus based on goals and objectives set by the Board of Directors in consultation with him. In addition, the Company has agreed to reimburse Mr. Reed for routine expenses in connection with his relocation to the Danbury, Connecticut area, plus an amount not to exceed $15,000 for temporary living expenses. In accordance with the Agreement, Mr. Reed received options to purchase 200,000 shares of common stock (See Note 7) of the Company under the 2005 Plan vesting in equal installments over four years, commencing on the effective date with an exercise price of $6.76. For the year ended December 31, 2005, the Company reimbursed Mr. Reed $75,262 in connection with his relocation.

Asset Purchase Agreement
               On May 13, 2005, the company entered into a non binding letter of intent with Topspin Partners, LP., a merchant bank (“Topspin”). If the acquisition contemplated by the letter of intent is consummated, the Company would purchase from an affiliate of topspin all of the operating assets relating to a lithium ion and nickel based rechargeable cell and battery manufacturing facility located near Gainesville, Florida.

               The Company subsequently entered into this Asset Purchase Agreement with Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (“Seller”), pursuant to which the Company has agreed to purchase certain assets from Seller relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries. (See Note 12c).

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               On August 8, 2005, the Company entered into a one-year agreement with an investment banking firm to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. (See Note 12d).

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, pursuant to which a venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of EEEI and warrants to purchase 75,829 shares of unregistered common stock of EEEI at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon EEEI achieving certain development milestones. On October 17, 2005 upon receipt of $100,000 the Company issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement. EEEI intends to direct the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

NOTE 10 – Income Taxes

               The Company has net operating loss carryforwards (“NOL’s”) of approximately $5,528,267 as of December 31, 2005 that will be available to offset future taxable income. The Company has concluded that a full valuation allowance was appropriate for the NOL’s as they are more likely than not to be utilized prior to their expiration. The deferred tax asset as of December 31, 2005 and 2004 consists of the following:

	2005	2004

Net operating loss carry forwards	$2,153,200	$975,200
Stock based compensation	-	167,000

Total deferred tax asset	2,153,200	1,142,200
Less: valuation allowance	(2,153,200)	(1,142,200)

Total net deferred tax asset	$-	$-

               The expiration of the company’s NOL’s are as follows:

For the Year Ending December 31,	Amount

2020	$223,482
2021	465,300
2022	665,700
2023	-
2024	1,198,537
2025	$2,975,248

Total	$5,528,267

               The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,

	2005	2004

Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%
Nondeductible expenses:
Permanent differences	3.10	2.41
Other temporary differences	0.16	(1.64)
Stock based compensation	—	8.85
Net operating loss carry-forward	30.74	24.38

Effective tax rate	0.00%	0.00%

NOTE 11 — Defined Contribution Plan

               The Company has a defined contribution 401(k) Savings Plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended December 31, 2005 and 2004.

NOTE 12 – Subsequent Events

               a)   On February 7, 2006 upon receipt of $100,000, the Company issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with a Stock Purchase Agreement with a venture capital firm. (See Note 9.)

               b)   As of February 28, 2006, 5,000 and 20,000 shares of common stock have been issued in connection with the exercise of stock options for proceeds of $5,817 and the exercise of warrants for proceeds of $50,000, respectively.

               c)   On March 31, 2006, the Company entered into an Asset Purchase Agreement with Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (“Seller”), pursuant to which the Company has agreed to purchase certain assets from Seller relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries. The total purchase price for the assets consists of 5,750,000 unregistered shares of common stock of the Company (the “Consideration Shares”) and a six year warrant to purchase up to 2,000,000 shares of common stock of the Company at an exercise price of $7.00 per share. Of that total amount, 1,000,000 of the Consideration Shares will be held in escrow, pursuant to an Escrow Agreement to be signed at closing in order to secure Seller’s indemnification obligations under the Asset Purchase Agreement. The Company also is required to include up to 1,150,000 of the Consideration Shares in subsequent registration statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               At the closing, the Company and Seller also intend to enter into lease agreements pursuant to which the Company shall lease from Seller certain real property to be owned by Seller at Closing and which is located at 12781 NW Highway 441, Alachua, Florida. In connection therewith, and in addition to rental payments, the Company shall also tender to Seller 1,000,000 four year warrants to purchase shares of common stock of the Company at an exercise price of $7.00.

               Further, 4,600,000 shares of the Consideration Shares and the warrants received by Seller in connection with the purchase and the lease agreements will be subject to a lock-up agreement restricting the ability of Seller to transfer such Consideration Shares and warrants for a period of two years after the closing. Seller’s obligations to close will be conditioned upon the Company obtaining financing in connection with the transaction. The Company intends to use the acquired assets to develop and manufacture battery technologies, product and systems. This closing is contingent upon the Company obtaining financing of approximately $10,000,000 to $11,000,000. (See Note 12d).

               d)    On August 8, 2005, the Company entered into a one-year agreement with an investment banking firm to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. On March 31, 2006 the Company has secured financing in the amount of $10,000,000 to $11,000,000 to complete a private placement of 8.5% senior secured convertible notes due March 31, 2010. Interest will be paid semiannually or paid in common stock at the Company’s option at a 90% discount to the market value. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount or $1,000,000. The Company agrees to use $3,500,000 of the net proceeds for purchase of new equipment. The holders have an option to convert the notes at a conversion rate of $3.80. The notes are senior secured debt with all of assets of the Company pledged as security except inventory and accounts receivable. In connection with the notes the Company will issue 578,947 warrants that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The placement agent will receive 7% of the gross proceeds and a maximum of $50,000 for reimbursement of expenses. The remaining funds will be released from escrow concurrently upon the closing of the asset acquisition by April 7, 2006. In the event that the closing does not occur by April 7, 2006 the investors may rescind their investment. The securities offered have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Name	Age	Position

Martin G. Klein	69	Founder, Chairman of the Board of Directors and Chief Executive Officer
Joseph Engelberger	80	Member of the Board of Directors
Warren D. Bagatelle	67	Member of the Board of Directors
Farhad Assari	45	Member of the Board of Directors
Robert Hamlen	77	Member of the Board of Directors
Audra J. Mace	35	Chief Financial Officer and Secretary
Michael E. Reed	57	President and Chief Operating Officer

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

               Joseph Engelberger has served as a Director since 1992, also serving as a member of the Audit and Corporate Governance and Nominating Committees since 2004. Mr. Engelberger has over 50 years of experience as an entrepreneur/engineer and has participated in the founding and start-up of a number of high technology companies. He founded the first industrial robot company Unimation, Inc. in 1961 later sold to Westinghouse in 1983. Thereafter, he founded HelpMate Robotics Inc, developing the first successful service robot, HelpMate®, a robotic hospital courier, later merged with a subsidiary of Cardinal Health in 1999. Mr. Engelberger retired as CEO of Helpmate in 1992.

               Warren D. Bagatelle has served as a Director since 2004, also serving as Chairman of the Audit and Corporate Governance and Nominating Committees. He has been a Managing Director of Loeb Partners Corporation, an investment banking firm, and a director of Fuel Cell Energy, Inc. (Nasdaq: FCEL), a world leader in the development of high temperature hydrogen fuel cells for clean electric power generation, since 1988. Mr. Bagatelle is also the Chairman of the Board of VirtualScopics, Inc. (OTCBB:VSCP.OB), a medical imaging services company.

               Farhad Assari has served as a Director since 2004, also serving as a member of the Audit and Corporate Governance and Nominating Committees. Mr. Assari has been involved in the international investment management business for the past twenty years. He has held senior executive positions at global financial institutions such as Citibank where he was responsible for the investment management business throughout Europe, Middle East and Africa. He is currently the managing director in private banking for a global financial in Europe. Since 2004, Mr. Assari has been a principal of Investrust LLC, a company that invests in growth companies. From 2001 to 2003, Mr. Assari built the Miami offices of Neuberger Berman. Prior to that, from 1995 to 2000, he was a Regional Director at Citibank. Mr. Assari received his Bachelor of Science from New York University (magna cum laude) and completed his Masters of Business Administration at the Wharton School with distinction.

               Robert Hamlen has served as a Director since 2005. His extensive commercial and government career spans many high-profile organizations including General Electric, EXXON, ALCAN and the U.S. Army Communications-Electronics R&D Center at Fort Monmouth, N.J., and Ft. Belvoir, Va., where he was the Chief of Army Power Division. Dr. Hamlen holds over 20 patents, has a B.S. from Lafayette College, a Ph.D. in Physical Chemistry from Johns Hopkins and completed the Advanced Management Program at the Harvard Business School.

               Audra J. Mace has served as our Chief Financial Officer and Secretary since May 2004. She has served in senior finance and information technology positions with privately held and publicly traded companies for 13 years, including Mormac Marine Enterprises, Inc, Acme United Corp. and BIC Corporation. Prior to employment with us, Ms. Mace served as Global Finance Manager of the Sheaffer Pen division of BIC Corporation from April 2003 to May 2004. Recently, as Director of Finance and Information Technology at Acme United Corp (Amex: ACU), from 1998 to 2002, a manufacturer and multi-national wholesale distributor of consumer products, she orchestrated an integral part of the company’s turn-around effort, managing debt restructurings, financial reporting and compliance and reshaping internal controls. As Director of IT, she led the transformation of Acme’s MIS cost center into a strategic IT business partner, overhauling the network infrastructure, implementing a new ERP system, exploiting internet solutions and re-engineering business processes and controls. Ms. Mace holds a BBA from Pace University and a MBA from Regis University. Ms. Mace is a certified management accountant and has served on the national board of directors of the American Society of Women Accountants.

               Michael E. Reed has served as the President and Chief Operating Officer of EEI Technologies, Inc since May 2005. Prior thereto he served as the Chief Operating Officer of EaglePicher Horizon Batteries, LLC since 2003. Additionally, since 2002, Mr. Reed has been the Principal of Reed Ventures, a consulting company focused on assisting technology start-up companies with securing capital funds. Prior thereto, from 2000 through 2002, Mr. Reed was the Vice President, Manufacturing and Distribution for Pearle Vision, an autonomous $700 million business unit of retailer Cole National. Before joining Pearle Vision, Mr. Reed held several management positions within Johnson Controls, Inc., Exide Corporation and Delco Remy Division of General Motors Corporation. Mr. Reed holds a BSChE in Chemical Engineering from Purdue University and an M.B.A. from Indiana University.

Audit Committee Financial Expert

               The Board has determined that Warren D. Bagatelle qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

               Based upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2005, Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, and written representations furnished to us, following persons did not timely file Forms 4: Farhad Assari, Warren Bagatelle, Audra J. Mace and Michael E. Reed each were late with two reports and J. Albert Estrada was delinquent with one report.

Code of Ethics

               The Company has adopted a Code of Ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company publicizes the Code of Ethics through posting the policy on its website, http://www.electroenergyinc.com. The Company will disclose on its website any waivers of, or amendments to, our Code of Ethics.

Item 10.  EXECUTIVE COMPENSATION

               The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2005, 2004 and 2003 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-B, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen- sation ($)

Martin G. Klein	2005	$ 150,010	$ 0	$ 0	$ 0	0	$ 0	$ 0
Chairman & Chief	2004	136,163	0	0	0	0	0	0
Executive Officer	2003	133,278	0	0	0	0	0	0

Audra J. Mace	2005	$ 130,200	$ 0	$ 0	$ 0	75,000	$ 0	$ 0
Chief Financial Officer &	2004	76,928	0	0	0	100,000	0	0
Secretary	2003	0	0	0	0	0	0	0

Michael E. Reed(2)	2005	$ 127,890	$ 0	$ 0	$ 0	300,000	$ 0	$ 73,315
Former President and	2004	0	0	0	0	0	0	0
Chief Operating Officer	2003	0	0	0	0	0	0	0

Michael D. Eskra(3)	2005	$ 50,615	$ 0	$ 0	$ 0	$0	$ 0	$ 35,250
President and Chief	2004	234,999	0	0	0	343,800	0	0
Operating Officer	2003	0	0	195,844	0	0	0	0

J. Albert Estrada(4)	2005	$ 109,659	$ 0	$ 0	$ 0	50,000	$ 0	$ 0
Vice President – Sales	2004	22,856	15,000	0	0	0	0	0
& Marketing	2003	0	0	0	0	0	0	0

(1)	All amounts are for the 12 months ended December 31 of the year indicated.
(2)	Mr. Reed was appointed President & Chief Operating Officer of EEI Technologies, Inc. effective May 2, 2005. He was paid relocation compensation of $73,315.
(3)	Mr. Eskra’s affiliate, Eskra Technical Products, Inc., received the noted compensation during 2003 pursuant to a consulting agreement. Mr. Eskra became an employee of EEI on January 1, 2004. Mr. Eskra resigned as Director, President and Chief Operating Officer of Electro Energy Inc. effective March 22, 2005. He was paid severance of $19,885 and accrued vacation of $15,365.
(4)	Mr. Estrada resigned as Vice President – Sales and Marketing of EEI Technologies, Inc. as of October 31, 2005.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

               On June 28, 2005, the Company adopted its 2005 Plan. The purpose of the 2005 Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2005 Plan. The Company granted 700,000 stock options during the year ended December 31, 2005, 200,000 of which were issued in connection with an employment agreement, 475,000 issued to directors and employees, and 25,000 of which were issued in connection with a consulting agreement.

               Option Grants During 2005

The following table presents information concerning option grants during 2005 to each Named Executive Officer awarded pursuant to our existing stock compensation plans:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2005	Exercise Price Per Share	Expiration Date

Audra J. Mace	50,000	14.3%	$6.76	6/27/2015
	25,000		$3.94	12/14/2015

Michael E. Reed	200,000	57.1%	$6.76	5/1/2015
	100,000		$3.94	12/14/2015

J. Albert Estrada (1)	50,000	9.5%	$6.76	6/27/2015

(1)   Mr. Estrada resigned as of October 31, 2005 and as a result his unvested stock options were forfeited.

               Aggregated Option Exercises During 2005 and Option Values at December 31, 2005

The following table presents information concerning the exercise of options during 2005 by each Named Executive Officer:

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (2)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Audra J. Mace	25,000	$99,500	25,000	150,000	$63,500	$142,000
Michael E. Reed	-	-	-	300,000	-	$60,000

(1)	The amounts set forth in the column entitled “Value Realized” represent the fair market value of the ordinary shares underlying the option on the date of exercise less the aggregate exercise price of the option.

(2)	Market value of securities underlying in-the-money options as of December 31, 2005 (based on $4.54 per share, the closing price of Common Stock on the NASDAQ Capital Market on December 30, 2005), minus the exercise price.

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

               Effective May 2, 2005 (“Effective Date”), the Company entered into an Employment Agreement (the “Agreement”) with Michael E. Reed, pursuant to which Mr. Reed will serve as President and Chief Operating Officer of EEI Technologies, Inc. Mr. Reed’s employment will be at-will, and will carry an annual base salary of $190,000. Mr. Reed will be eligible for an annual bonus based on goals and objectives set by the Board of Directors in consultation with him. In addition, the Company has agreed to reimburse Mr. Reed for routine expenses in connection with his relocation to the Danbury, Connecticut area, plus an amount not to exceed $15,000 for temporary living expenses. In accordance with the Agreement, Mr. Reed received options to purchase 200,000 shares of common stock of the Company under the 2005 Stock Compensation Plan vesting in equal installments over four years, commencing on the Effective Date with an exercise price of $6.76. For the year ended December 31, 2005, the Company reimbursed Mr. Reed $75,262 in connection with his relocation.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth information regarding the number of shares of our common stock beneficially owned on February 28, 2006, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers, as a group.

               Unless otherwise indicated, the address of each of the persons listed below is Electro Energy Inc., 30 Shelter Rock Road, Danbury, Connecticut 06810.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (2)

5% Stockholders

Michael D. Eskra 2595 Highway I Saukville, WI 53080	1,021,357	(3)	6.13%

Executive Officers and Directors
Martin G. Klein	5,124,912		30.8%
Warren D. Bagatelle	1,944,170	(4)	11.34%	(5)
Joseph Engelberger	313,717		1.8%
Farhad Assari	88,700	(6)	0.53%	(7)
Robert Hamlen	--		--
Audra J. Mace	50,000		0.3%	(8)
Michael E. Reed	--		--
Directors and executive officers as a group (seven persons)	7,521,499		43.74%	(9)

(1)

Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days after February 28, 2006, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)

Unless otherwise indicated, based upon 16,654,931 shares of common stock outstanding on February 28, 2006; does not include 72,000 shares of common stock issuable upon conversion of series A convertible preferred stock.

(3)	Includes 147,642 shares of common stock owned by Eskra Technical Products, Inc., an affiliate of Mr. Eskra.

(4)

Includes (i) 497,707 shares of common stock outstanding and 85,950 shares of common stock issuable upon the exercise of warrants held by Mr. Bagatelle, (ii) 9,700 shares of common stock outstanding held by HSB Capital, an affiliate of Mr. Bagatelle, (iii) 428,689 shares of common stock outstanding and 115,950 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock and the exercise of warrants held by the Trust FBO Thomas L. Kempner, (iv) 428,689 shares of common stock outstanding and 115,950 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock and the exercise of warrants held by the Trust FBO Alan H. Kempner, Jr., (v) 94,115 shares of common stock outstanding held by Shari Popkin Fleischer, and (vi) 107,974 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock and the exercise of warrants held by Matrix USA, LLC, and 59,446 shares of common stock. Mr. Bagatelle expressly disclaims beneficial ownership of the common stock owned or acquirable by the other investors.

(5)

Based upon (i) 16,654,931 shares of common stock outstanding, plus (ii) 60,000 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 365,824 shares of common stock issuable upon the exercise of warrants.

(6)

Includes 20,000 shares of common stock held by Mr. Assari, 42,800 shares of common stock held by Merkantil 7, Inc., and 4,500 shares of common stock held by Investrust, LLC, each, an affiliate of Mr. Assari, and 21,400 shares of common stock issuable to Merkantil 7, Inc., upon the exercise of warrants.

(7)	Based upon (i) 16,654,931 shares of common stock outstanding, plus (ii) 21,400 shares of common stock issuable upon the exercise of warrants.

(8)	Based upon (i) 16,654,931 shares of common stock outstanding, plus (ii) 25,000 shares of common stock issuable upon the exercise of options.

(9)

Based upon (i) 16,654,931 shares of common stock outstanding, plus (ii) 60,000 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 454,474 shares of common stock issuable upon the exercise of warrants, plus (iv) 25,000 shares of common stock issuable upon exercise of options.

Securities Authorized For Issuance Under Equity Compensation Plans

               In connection with the merger, we adopted and assumed all of EEI’s obligations under the 1993 Stock Compensation Plan of Electro Energy, Inc. On June 28, 2005, the Company adopted the 2005 Stock Compensation Plan. Together these plans are referred to herein as the “Compensation Plans”.

               The purpose of the Compensation Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the Compensation Plans may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 3,000,000 shares of common stock for issuance under each Compensation Plan. As of December 31, 2005, stock options to purchase an aggregate of 1,317,353 shares of common stock have been granted to 23 employees, directors, or consultants under the Compensation Plan, at exercise prices ranging from $.26 to $6.76 per share.

               The Compensation Plans will be administered by the compensation committee of the Board of Directors, or by the Board of Directors as a whole. The Board of Directors has the power to determine the terms of any stock options granted under the Compensation Plans, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Compensation Plans are generally not transferable, vest in four equal annual installments and are exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the Compensation Plans must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the Compensation Plans may not exceed ten years, or five years in the case of 10% owners. The specific terms of each stock option grant must be approved by the compensation committee or the Board of Directors and are reflected in a written stock option agreement.

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

Item 13. EXHIBITS

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.(2)
3.1	Articles of Incorporation of MCG Diversified, Inc.(3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(3)
3.3	Bylaws of MCG Diversified, Inc.(2)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.(2)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.(2)
4.1	Form of Three-Year Warrant to Purchase Common Stock.(2)
10.1	1993 Stock Compensation Plan of Electro Energy, Inc., as adopted by the Company.(2)
10.3	Indemnification Agreement, dated as of June 7, 2004, among MCG Diversified, Inc., Electro Energy, Inc., Marguerite Godels, Jay D. Solomon, Laura L. Larsen, Brian Bell and Dale Salmon.(2)
10.4	Form of Lock-Up Letter between Electro Energy, Inc. and former holders of securities of Electro Energy, Inc.(2)
10.5	Form of Lock-Up Letter between Electro Energy, Inc. and certain former named holders of securities of Electro Energy, Inc.(2)
10.6	Form of Lock-Up Letter between Electro Energy, Inc. and Michael D. Eskra.(2)
10.7	Form of Lock-Up Letter between MCG Diversified, Inc. and Marguerite Godels and Charles P. Godels, P.A.(2)
21.1	Subsidiaries of the Company.(5)
31.1	Section 302 Certification of Chief Executive Officer.(1)
31.2	Section 302 Certification of Chief Financial Officer.(1)
32.1	Section 906 Certification of Chief Executive Officer.(1)
32.2	Section 906 Certification of Chief Financial Officer.(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non Audit Fees

               The following table presents fees for professional audit services rendered by Marcum & Kleigman, LLP (“M&K”) for the audit of Electro Energy’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Marcum & Kleigman, LLP.

	2005	2004
Audit Fees (1)	$105,500	$137,545
Audit-Related Fees (2)	$72,390	$66,452
Tax Services (3)	$-0-	$-0-
All Other Fees	$14,504	$11,426

(1)	Audit fees consist of fees for professional services rendered for the audit of Electro Energy Inc.‘s financial statements and review of financial statements included in Electro Energy Inc.‘s quarterly reports.

(2)	Audit-related fees are fees principally for professional services rendered in connection with accounting consultations and additional audit procedures related to corporate acquisitions, consultations and additional audit procedures concerning the initial adoption or consideration of new financial accounting and reporting standards, consultations regarding SEC reporting and disclosure matters pertaining to the Company’s annual form 10-KSB filing.

(3)	Tax service fees consist of compliance fees for the preparation of original tax returns as well as tax consulting and planning related fees.

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

ELECTRO ENERGY INC.

		By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date:	March 31, 2006		Title: Chairman and Chief Executive Officer

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date:	March 31, 2006		Title: Chairman and Chief Executive Officer

		By:	/s/ Audra J. Mace

Name: Audra J. Mace
Date:	March 31, 2006		Title: Chief Financial Officer and Secretary

		By:	/s/ Joseph Engelberger

Name: Joseph Engelberger
Date:	March 31, 2006		Title: Director

		By:	/s/ Warren D. Bagatelle

Name: Warren D. Bagatelle
Date:	March 31, 2006		Title: Director

		By:	/s/ Farhad Assari

Name: Farhad Assari
Date:	March 31, 2006		Title: Director

		By:	/s/ Robert Hamlen

Name: Robert Hamlen
Date:	March 31, 2006		Title: Director