Form 10QSB
period 2006-03-31
ELECTRO ENERGY INC
filed 2006-05-15
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2006 or

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number: 0-51083

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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes    No

As of April 30, 2006, 22,483,724 shares of Common Stock, par value $.001 per share, were outstanding.

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

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of March 31, 2006 (UNAUDITED)	As of December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$207,173	$591,664
Accounts receivable, net of allowance for doubtful accounts of $5,652	652,661	666,317
Inventories	410,209	344,450
Prepaid expenses and other current assets	609,039	519,546

Total Current Assets	1,879,082	2,121,977

PROPERTY AND EQUIPMENT, Net	1,579,490	1,374,622

SECURITY DEPOSIT	8,471	8,471

TOTAL ASSETS	$3,467,043	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of March 31, 2006 (UNAUDITED)	As of December 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$206,982	$205,214
Accounts payable	180,931	134,902
Accounts payable - related parties	8,020	6,735
Interest payable	1,530	-
Accrued expenses and other current liabilities	584,193	346,331

Total Current Liabilities	981,656	693,182

OTHER LIABILITIES
Long term debt, less current maturities	61,193	61,193
Deferred rent	52,110	58,620

Total Other Liabilities	113,303	119,813

TOTAL LIABILITIES	1,094,959	812,995

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 180 outstanding ($180,000 liquidation preference)	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 16,691,931 and 16,599,719 shares issued and outstanding in 2006 and 2005, respectively	16,692	16,600
Additional paid-in capital	16,584,600	13,781,153
Deferred compensation expense	(2,816,951)	(442,507)
Deferred contract costs	(16,685)	(27,807)
Accumulated deficit	(11,395,572)	(10,635,364)

TOTAL STOCKHOLDERS' EQUITY	2,372,084	2,692,075

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,467,043	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three Months Ended March 31, 2006 and 2005

	2006	2005

NET REVENUE
Services	$712,849	$933,985
Products	383,711	116,329

TOTAL NET REVENUE	1,096,560	1,050,314

COST OF REVENUE
Cost of services	838,569	989,250
Cost of products	345,925	446,419

TOTAL COST OF REVENUE	1,184,494	1,435,669

GROSS LOSS	(87,934)	(385,355)

OPERATING EXPENSES
Selling, general and administrative (including non cash compensation of $257,731 and $99,511 in 2006 and 2005, respectively)	519,042	579,268
Selling, general and administrative - related parties	11,020	10,485
Research and development	139,842	31,308

TOTAL OPERATING EXPENSES	669,904	621,061

OPERATING LOSS	(757,838)	(1,006,416)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	1,779	(2,118)
Loss on disposal of fixed assets	591	-

TOTAL OTHER (INCOME) EXPENSE	2,370	(2,118)

NET LOSS	$(760,208)	$(1,004,298)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,641,025	12,754,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) For the Three Months Ended March 31, 2006
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Deferred Contract	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Costs	Deficit	Total

BALANCE - January 1, 2006	180	-	16,599,719	16,600	13,781,153	(442,507)	(27,807)	(10,635,364)	2,692,075

Proceeds from exercise of employee stock options	-	-	37,000	37	20,504	-	-	-	20,541
Fair value of unvested stock options upon adoption of FAS 123 ( R )	-	-	-	-	2,655,670	(2,655,670)	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	257,731	-	-	257,731
Remeasurement of stock options	-	-	-	-	(23,495)	23,495	-	-	-
Issuance and amortization of warrants	-	-	-	-	(11,677)	-	11,122	-	(555)
Proceeds from issuance of common stock	-	-	30,212	30	99,970	-	-	-	100,000
Proceeds from exercise of warrants	-	-	25,000	25	62,475	-	-	-	62,500
Net loss	-	-	-	-	-	-	-	(760,208)	(760,208)

BALANCE - March 31, 2006	180	$-	16,691,931	$16,692	$16,584,600	$(2,816,951)	$(16,685)	$(11,395,572)	$2,372,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Three Months Ended March 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(760,208)	$(1,004,298)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	591	-
Deferred rent	(6,510)	(6,510)
Interest accretion	1,768	3,451
Depreciation and amortization	27,710	20,924
Amortization of deferred expenses	257,176	183,278
Changes in operating assets and liabilities:
Accounts receivable	13,656	138,528
Inventories	(65,759)	(69,572)
Prepaid expenses and other current assets	(89,493)	(109,271)
Accounts payable	46,029	26,218
Accounts payable - related parties	1,285	(4,525)
Interest payable	1,530	2,295
Accrued expenses and other current liabilities	237,862	68,358

TOTAL ADJUSTMENTS	425,845	253,174

NET CASH USED IN OPERATING ACTIVITIES	(334,363)	(751,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(233,169)	(153,798)

NET CASH USED IN INVESTING ACTIVITIES	$(233,169)	$(153,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Three Months Ended March 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant subscription receivable	-	100,000
Proceeds from issuance of common stock	100,000	-
Proceeds from exercise of warrants and employee stock options	83,041	60,000

CASH PROVIDED BY FINANCING ACTIVITIES	183,041	160,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(384,491)	(744,922)

CASH AND CASH EQUIVALENTS - Beginning	591,664	3,372,486

CASH AND CASH EQUIVALENTS - Ending	$207,173	$2,627,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$10,000	$1,314

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

Management’s Liquidity Plans

               As of March 31, 2006, the Company had working capital of $897,426 and cash and cash equivalents of $207,173. The Company incurred a net loss of $760,208 for the three months ended March 31, 2006. Cash flow used in operating and investing activities was $334,363 and $233,169, respectively. Cash flow provided by financing activities was $183,041. During 2005 and the first quarter of 2006, management has been actively pursuing the acquisition of major manufacturing capacity and seeking financing to continue its commercialization plans of its patented battery design.

               The Company entered into an Asset Purchase Agreement with Lithium Nickel Asset Holding Company I, Inc. (“Seller”), a Delaware corporation, pursuant to which the Company has agreed to purchase certain assets from Seller relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries. (See Note 9). The total purchase price for the assets consists of 5,750,000 unregistered shares of common stock of the Company and a warrant to purchase up to 2,000,000 shares of common stock of the Company at an exercise price of $7.00 per share. At the closing on April 5, 2006, the Company and Seller entered into lease agreements pursuant to which the Company shall lease from Seller certain real property to be owned by Seller at Closing and which is located at 12781 NW Highway 441, Alachua, Florida. In connection therewith, and in addition to rental payments, the Company shall tendered to Seller 1,000,000 warrants to purchase shares of common stock of the Company at an exercise price of $7.00.

               On April 5, 2006, the Company issued $11 million of senior secured convertible notes. Management believes that the Company will have sufficient liquidity available to meet operating requirements for the next twelve months.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
               The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2005 and 2004 contained in Form 10-KSB filed on April 3, 2006.

               Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that would be expected for the year ending December 31, 2006.

Principles of Consolidation
               The consolidated financial statements include the accounts of New EEI and MEP. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
               Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported net loss.

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

               The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2006, the Company had cash balances in excess of federally insured limits of $89,104. The Company also has substantial cash balances which are invested in a money market account with a bank.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Customers
               The Company had three customers with sales of 10% or more of total sales for the three months ended March 31, 2006. Net sales to the Company’s three major customers, U.S. Airforce Mantech, Sandia National Laboratories, and EaglePicher Technologies, LLC represented approximately 80%. Accounts receivable from these customers amounted to $545,914 and $185,418 as March 31, 2006 and December 31, 2005, respectively. The Company had three customers with sales of 10% or more of total sales for the three months ended March 31, 2005. Net sales to the Company’s three major customers, U.S. Airforce Mantech, U.S. Army Cecom, and Sandia National Laboratories represented approximately 84%.

Stock-Based Compensation
               Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net loss for the three months ended March 31, 2006 is $208,257 higher than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25. The Company recorded total stock-based compensation of $257,731 during this period.

               Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”).

               For the three months ended March 31, 2005, as was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.” For the three months ended March 31, 2005, the Company recorded compensation expense in general and administrative expenses amounting to $99,511 related to stock options granted to employees. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005

Net loss as reported	$(1,004,298)
Add: stock-based employee compensation expense included in reported net loss	99,511

Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(213,435)

Proforma net loss attributable to common stockholders	$(1,118,222)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.09)

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

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of March 31, 2006 and 2005:

	2006	2005

Preferred stock convertible into common stock	72,000	1,876,400
Warrants to purchase common stock	1,209,812	1,821,590
Options to purchase common stock	1,278,205	2,332,121

Total potential common shares	2,560,017	6,030,111

NOTE 3 — Inventories

               Inventories consist of the following as of March 31, 2006 and December 31, 2005:

	2006	2005

Raw materials	$281,169	$256,185
Work in progress	129,040	88,265

Total	$410,209	$344,450

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — Property and Equipment

               Property and equipment consists of the following as of March 31, 2006 and December 31, 2005:

	2006	2005	Useful Lives

Equipment (1)	$1,885,445	$1,652,276	5 to 7 Years
Leasehold improvements	30,359	30,359	3 Years

	1,915,804	1,682,635

Less: Accumulated depreciation and amortization	336,314	308,013

Property and Equipment, Net	$1,579,490	$1,374,622

           (1) Included in equipment is $1,102,979 and $868,809 of construction in progress which has not been placed in service as of March 31, 2006 and December 31, 2005, respectively and therefore not depreciated during the periods then ended.

               Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $27,710 and $20,924, respectively.

NOTE 5 — Long-Term Debt

               Long-term debt consists of the following as of March 31, 2006 and December 31, 2005:

	2006	2005

Note payable to Connecticut Innovations, Incorporated (“CII”) commencing December 2004 and maturing December 2007 with interest at 5% per annum and annual installments of $61,193	$122,386	$122,386

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face Value	150,000	150,000
Remaining discount to fair value (effective interest rate of 5%)	(4,211)	(5,979)

Fair Value	145,789	144,021

Total long-term debt	268,175	266,407
Less: current maturities	206,982	205,214

Total long-term debt, less current maturities	$61,193	$61,193

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Interest expense related to the long-term debt of CII amounted to $1,530 and $2,295 for the three months ended March 31, 2006 and 2005, respectively.

               Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $1,768 and $3,451 for the three months ended March 31, 2006 and 2005, respectively.

               Maturities of long-term debt as of December 31, 2006 are as follows:

For the Year Ending December 31,	Amount

2006	$206,982
2007	61,193

Total	$268,175

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

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of March 31, 2006, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), and 3,000,000 shares of common stock for issuance under its 2005 Stock Compensation Plan (the “2005 Plan”). During the three months ended March 31, 2006 the Company issued 37,000 shares of common stock in connection with the exercise of employee stock options for proceeds of $20,541.

               During the three months ended March 31, 2006 warrants were exercised for proceeds of $62,500 in exchange for 25,000 shares of common stock.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm. (See Note 8). During the three months ended March 31, 2006 the Company issued 30,212 shares of unregistered common stock for proceeds of $100,000 in connection with this agreement.

Stock Options
               The stock options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant. The purpose of the 2005 Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. As of March 31, 2006, unexercised stock options to purchase an aggregate of 1,278,205 shares of common stock have been granted to 23 employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $.26 to $6.76 per share.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               On January 1, 2006, the Company adopted FAS 123R and recorded an adjustment of $2,655,669 to increase the previously recorded deferred compensation amount. The remaining balance of the deferred compensation amount for employee stock options as of March 31, 2006 was $2,770,017 and will be fully amortized through December 2009.

               During the three months ended March 31, 2006, the Company recorded an adjustment of $23,495 to decrease the previously recorded amount of deferred compensation expense in connection with 25,000 stock options issued to a consultant of which $10,831 has been amortized. The remaining balance of the deferred compensation amount as of March 31, 2006 was $46,934 and will be amortized through June 2009.

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm. (See Note 8). During the three months ended March 31, 2006, the Company issued 9,479 warrants in connection with this agreement.

               During the three months ended March 31, 2006 warrants were exercised for proceeds of $62,500 in exchange for 25,000 shares of common stock. As of March 31, 2006, warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2009 and exercise prices ranging from $1.00 to $9.06 to purchase 1,209,812 shares of common stock. The weighted average exercise price of the outstanding warrants $2.09.

NOTE 7 — Related Parties

Consulting Services
               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $11,020 and $10,485 for the three months ended March 31, 2006 and 2005, respectively. Amounts due to these related parties as of March 31, 2006 and December 31, 2005 were $8,020 and $6,735, respectively.

Development Agreement
               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement.

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on March 31, 2006 at $2.00 per warrant. Accordingly, the total estimated value of the warrants was reduced to $30,033. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the three months ended March 31, 2006, the Company received an installment of cash funding and recognized $50,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $555 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of March 31, 2006 the remaining deferred contract cost was $16,685.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — Commitments and Contingencies

Operating Leases
               The Company conducts its operations from two facilities, one that is leased under a noncancelable operating lease expiring in March 2009 requiring minimum monthly payments of $23,875, and one that is leased on a month to month basis through July 2006 requiring minimum monthly payments of $9,448, respectively. Rental expense related to facilities under operating leases amounted to $93,445 and $94,190 for the three months ended March 31, 2006 and 2005, respectively.

               Future minimum rental payments under the above noncancelable operating leases are as follows:

For the Year Ending December 31,	Amount

2006	$214,875
2007	286,500
2008	286,500
2009	71,625

$859,500

Supply Agreement
               The Company has a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 37.1% and 9.6% of total sales for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from EaglePicher amounted to $287,904 and $14,165 as of March 31, 2006 and December 31, 2005, respectively. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing.

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, pursuant to which a venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. On October 17, 2005 upon receipt of $100,000 the Company issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement. During the three months ended March 31, 2006, upon receipt of $100,000 the Company issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement.

NOTE 9 – Subsequent Events

               During April 2006, 2,000 and 39,796 shares of common stock have been issued in connection with the exercise of stock options for proceeds of $2,327 and the exercise of warrants for proceeds of $57,500, respectively.

               On May 4, 2006, the Company signed a lease agreement for a one year term commencing August 1, 2006 to lease 14,000 square feet of industrial space in Danbury, Connecticut for $9,522 per month. The Company is currently leasing this space on a month to month basis.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Purchase Agreement
               On April 5, 2006, the Company completed an acquisition of certain assets relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller”), pursuant to the terms of an Asset Purchase Agreement by and among the Company, EEI Acquisition Co., LLC, a wholly-owned subsidiary, and the Seller. The total purchase price for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $7.00 per share. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement. The Company agreed to include 750,000 Consideration Shares in a registration statement that the Company intends to file in connection with the note purchase transaction described below. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 warrants by the Seller. The purchase price was determined as a result of arm’s length negotiations between the parties. Neither the Seller nor any of its affiliates has had any material relationship or association with the Company.

               At the closing, the Company and the Seller also entered into lease agreements pursuant to which the Company agreed to lease from the Seller certain real property owned by the Seller, located at 12781 N.W. Highway 441, Alachua, Florida (near Gainesville). In connection with the lease agreements, and in addition to rental payments, the Company issued to the Seller a four-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The future minimum rental payments under these leases are as follows: Year 1-$235,000, Year 2 — $455,000, Years 3 through 5 — $675,000, Year 6 — $1,115,000.

               Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing.

Unregistered Sales of Equity Securities
               On August 8, 2005, the Company entered into a one-year agreement with Jefferies & Company, Inc., an investment banking firm, to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. On March 31, 2006, the Company entered into a note and warrant purchase agreement with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company completed the note purchase transaction, pursuant to which the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock.

               Interest will be paid semiannually or paid in common stock at the Company’s option at a 10% discount to the market value. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount or $1,000,000. The Company agreed to use $3,500,000 of the net proceeds for purchase of new equipment. The notes are senior secured debt with all assets of the Company pledged as security except inventory and accounts receivable.

               The Company received net cash proceeds of $7,105,000 at closing after $2,970,000 was immediately placed into an escrow account reserved for future interest and redemption payments and $925,000 of debt issuance costs were paid. The Company has estimated total debt issuance costs of $1,200,000.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               The notes, warrants and common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. The Company has agreed, pursuant to the terms of a registration rights agreement, to (i) file a shelf registration statement with respect to the resale of shares of the Company’s common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) with the SEC within 90 days after the closing date. If the filing of such registration statement is not made within the time period specified above, or at any time after 180 days following the closing date the shares issuable upon conversion of the notes are otherwise ineligible to trade freely, the Company will be required to pay the holders of the notes additional interest at the rate of 1.0% of the principal amount of the notes for each 30-day period the Company fails to file the registration statement within the specified time period or such shares are ineligible to trade freely, until the registration statement is so filed or such shares are eligible to trade freely. In no event, however, will such additional interest accrue at a rate per year exceeding 5.0% of the principal amount of such notes.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenue

               Consolidated net revenue for the three months ended March 31, 2006 was $1,096,560 compared with $1,050,314 for 2005, an increase of $46,246, or 4.4%. Of the revenue increase, $267,382 was attributable to an increase of revenues of Mobile Energy Products, Inc. (“MEP”), whose product manufacturing operations were acquired on October 1, 2003 from EaglePicher Technologies, LLC (“EaglePicher”) offset by revenue decreases of $221,136 for the services operations.

               Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $406,236, or 37.1% and $100,964, or 9.6%, for the three months ended March 31, 2006 and 2005, respectively.

               Net revenue from services for the three months ended March 31, 2006 was $712,849 compared with $933,985 for 2005, a decrease of $221,136, or -23.7%. The decrease in the research and development services operations business was related to the conclusion of certain contracts in 2005 and a slow down in the timing of deliverables on existing contracts. Contract backlog as of March 31, 2006 was $2,580,605.

               The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned are primarily with the U.S. Air Force, U.S. Army, U.S. Navy, Department of Energy, and commercial customers with performance periods that commenced May 15, 2003 and continue through December 15, 2006 requiring deliverables involving periodic status reports and in certain cases prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost plus cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In the event overhead and general and administrative rates are recalculated at less than billed amounts, a credit is issued to the buying party. In past history, the Company has received complete contract funding on all awards as agreed.

               Net revenue from products for the three months ended March 31, 2006 was $383,711 and $116,329 for the three months ended March 31, 2005, an increase of $267,382, or 229.8%. The primary reason for the increase resulted from an increase in net revenue pursuant to a supply agreement with EaglePicher amounting to $305,272, offset by decreases in net revenue from existing customers of $40,010. The Company expects this trend to continue into the first half of 2006.

Gross Profit (Loss)

               Consolidated gross loss for the three months ended March 31, 2006 was $87,934 (-8.0% of net revenue) compared to $385,355 (-36.7% of net revenue) for the three months ended March 31, 2005, a decrease of $297,421, or -77.2%. The gross loss decrease was mainly driven by increased revenue from products.

               Gross loss from services for the three months ended March 31, 2006 was $125,720 (-17.6% of net revenue) compared to $55,265 (-5.9% of net revenue) for the three months ended March 31, 2005. The gross loss from services pertains to gross loss on the Company’s research and development contracts with the U.S. government and its agencies. The gross loss increase was mainly driven by excess overhead.

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

               Gross profit (loss) from products for the three months ended March 31, 2006 was $37,786 (9.8% of net revenue) and gross profit (loss) from products for the three months ended March 31, 2005 was ($330,090) (-283.8% of net revenue). The primary reason for the increase resulted from an increase in order volume pursuant to a supply agreement with EaglePicher.

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

Selling, General and Administrative Expenses

                General and administrative (“G&A”) expenses for the three months ended March 31, 2006 were $530,062 (48.3% of net revenue) compared with $589,753 (56.2% of net revenue) for the three months ended March 31, 2005, a decrease of $59,691, or 5.3%. The decrease in G&A for the three months ended March 31, 2006 was primarily a result of decreasing the Company’s support from professional service providers and decreasing its administrative staffing. The decrease in G&A included accounting and legal services of $119,762, administrative staffing reduction of $15,601, selling staffing and expenses reduction of $60,805, investor relations expenses of $13,112, other public company related expenses of $6,243, and other expenses of $3,534. Additionally, an increase of $158,220 of expense was related to the amortization of stock-based compensation expense. The remaining balance of deferred compensation expense as of March 31, 2006 was $2,816,951 and will be fully amortized through December 2009.

Research and Development Expenses

                Research and development (“R&D”) expenses for the three months ended March 31, 2006 were $139,842 (12.8% of net revenue) compared with $31,308 (3.0% of net revenue) for the three months ended March 31, 2005. The nature of the R&D expenses relates to experimentation with Nickel Metal Hydride chemistry for application with electric hybrid vehicles and power tools and development of low maintenance Nickel Cadmium batteries. R&D conducted in applying the Company’s patented bipolar design to Lithium Ion batteries is in connection with a development agreement with a venture capital firm. The venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock under a stock purchase agreement.

Other (Income) Expense

                Interest expense, net for the three months ended March 31, 2006 was $1,779, compared with interest income, net of $(2,118) for the three months ended March 31, 2005, a decrease of $3,897. Loss on disposal of fixed assets was $591 for the three months ended March 31, 2006.

Net Loss

               Net loss for the three months ended March 31, 2006 was $760,208 or $0.05 cents per share (basic and diluted), compared to net loss of $1,004,298 or $0.08 per share (basic and diluted) for the three months ended March 31, 2005.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative-related parties as an operating expense in the amount of $11,020 for the three months ended March 31, 2006 compared with $10,485 for the three months ended March 31, 2005. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has agreements with Jack T. Brown and Alvin Salkind, shareholders of the Company’s common stock, to provide consulting services.

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on March 31, 2006 at $2.00 per warrant. Accordingly, the total estimated value of the warrants was reduced to $30,033. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the three months ended March 31, 2006, the Company received an installment of cash funding and recognized $50,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $555 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of March 31, 2006 the remaining deferred contract cost was $16,685.

Financial Condition
Liquidity and Capital Resources

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

March 31, 2006		December 31, 2005
Working capital	$ 897,426	$ 1,428,795
Current ratio	1.91	3.06
Long-term debt to equity ratio	2.6%	2.3%

               The Company’s long-term debt was $268,175 as of March 31, 2006. Current maturities of long-term debt are $206,982 as of the same period.

               The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of March 31, 2006, the note payable had a face value of $150,000 with a remaining discount to fair value of $4,211. During the three months ended March 31, 2006, the Company accreted an additional $1,768 of interest at an effective rate of 5%, increasing the fair value of the note payable to $145,789.

               The Company has a note payable with Connecticut Innovations, Incorporated (“CII”) in the amount of $183,579. The note payable has a three-year term with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

               During the three months ended March 31, 2006, warrants were exercised for proceeds of $62,500 in exchange for 25,000 shares of common stock. As of March 31, 2006, 1,209,812 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2009. The maximum potential future proceeds from the exercise of the warrants outstanding are $2,527,888. The weighted average exercise price of the outstanding warrants is $2.09.

               During the three months ended March 31, 2006, options were exercised for proceeds of $20,541 for 37,000 shares of common stock. As of March 31, 2006, 1,278,205, options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of March 31, 2006 is $415,687.

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

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock and warrants to purchase 75,829 shares of unregistered common stock at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. In 2005, the Company issued 30,208 shares of unregistered common stock, collecting $100,000, and issued 9,476 warrants in connection with this agreement. During the three months ended March 31, 2006, upon receipt of $100,000 the Company issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement. The Company intends to direct the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

        Net cash used in operating activities totaled $334,363 and $751,124 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005 the Company began to build inventory components primarily for future use in generating revenue from services in anticipation of pending contract awards. During the three months ended March 31, 2006, the Company made certain advance payment to suppliers for equipment in the amount of $30,300. The Company made certain pre-payments of deferred items associated with sales of its common stock and its due diligence of a potential asset purchase amounting to $57,089 and $148,025 respectively. The Company had accrued expenses primarily related to equipment purchases and for legal services in connection with the potential asset purchase and related financing described below.

        The Company invested $233,169 and $153,798 in equipment during the first three months ended March 31, 2006 and 2005, respectively. Current and prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines.

        The Company continues to construct equipment internally to maintain its specialized staffing and to advance its initiative for commercialization of its nickel metal hydride and lithium ion product lines. In connection with the asset purchase, the Company issued debt to fund the retrofitting of the equipment making it suitable for its patented bipolar stacked wafer concept and for business development. The Company expects to invest $1,300,000 in capital expenditures in the next twelve months. Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement noted above, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. As of April 30, 2006, the Company has cash and cash equivalents in excess of $6,600,000. In addition, the Company has $2,970,000 of restricted cash held in escrow for future interest and redemption payments in connection with the private placement of 8.5% senior secured convertible notes.

Asset Purchase Agreement
               On April 5, 2006, the Company completed an acquisition of certain assets relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller”), pursuant to the terms of an Asset Purchase Agreement by and among us, EEI Acquisition Co., LLC, our wholly-owned subsidiary, and the Seller. The total purchase price for the assets consisted of 5,750,000 unregistered shares of our common stock (the “Consideration Shares”) and a six-year warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $7.00 per share. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement. The Company agreed to include 750,000 Consideration Shares in a registration statement that the Company intends to file in connection with the note purchase transaction described below. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 warrants by the Seller. The purchase price was determined as a result of arm’s length negotiations between the parties. Neither the Seller nor any of its affiliates has had any material relationship or association with the Company. The Company intends to use the acquired assets to develop and manufacture battery technologies, product and systems.

               At the closing, the Company and the Seller also entered into lease agreements pursuant to which we agreed to lease from the Seller certain real property owned by the Seller, located at 12781 N.W. Highway 441, Alachua, Florida (near Gainesville). In connection with the lease agreements, and in addition to rental payments, the Company issued to the Seller a four-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The future minimum rental payments under these leases are as follows: Year 1 – $235,000, Year 2 – $455,000, Years 3 through 5 – $675,000, Year 6 – $1,115,000.

               Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing.

               The foregoing summary descriptions of the Asset Purchase Agreement and the lease agreements are qualified by reference to the full texts thereof, a copy of each of which is filed with the U.S. Securities and Exchange Commission on Form 8-K dated April 6, 2006 as Exhibits 2.1, 10.1, 10.2 and 10.3 and incorporated herein in their entirety.

Unregistered Sales of Equity Securities
               On August 8, 2005, the Company entered into a one-year agreement with Jefferies & Company, Inc., an investment banking firm, to act as the Company’s sole placement agent in connection with the structuring, issuance and sale of securities of the Company to obtain financing. On March 31, 2006, the Company entered into a note and warrant purchase agreement with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company completed the note purchase transaction, pursuant to which the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock.

               Interest will be paid semiannually or paid in common stock at the Company’s option at a 10% discount to the market value. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount or $1,000,000. The Company agreed to use $3,500,000 of the net proceeds for purchase of new equipment. The notes are senior secured debt with all assets of the Company pledged as security except inventory and accounts receivable.

               The Company received cash net proceeds of $7,105,000 at closing after $2,970,000 was immediately placed into an escrow account reserved for future interest and redemption payments and $925,000 of debt issuance costs were paid. The Company has estimated total debt issuance costs of $1,200,000.

               The notes, warrants and common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. The Company has agreed, pursuant to the terms of a registration rights agreement, to (i) file a shelf registration statement with respect to the resale of shares of the Company’s common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) with the SEC within 90 days after the closing date. If the filing of such registration statement is not made within the time period specified above, or at any time after 180 days following the closing date the shares issuable upon conversion of the notes are otherwise ineligible to trade freely, the Company will be required to pay the holders of the notes additional interest at the rate of 1.0% of the principal amount of the notes for each 30-day period the Company fails to file the registration statement within the specified time period or such shares are ineligible to trade freely, until the registration statement is so filed or such shares are eligible to trade freely. In no event, however, will such additional interest accrue at a rate per year exceeding 5.0% of the principal amount of such notes.

               The Company agreed to use the proceeds of the note purchase transaction to fund leasehold improvements to the existing facilities and to retrofit the acquired assets to the Company’s specifications at the Company’s new Florida battery manufacturing facility described above. In particular, the Company intends to use approximately $3,500,000 of the proceeds for the purchase of new equipment and machinery for battery manufacturing or the improvement of existing equipment and machinery during the period in which the notes are outstanding. The Company also anticipates using proceeds to fund the Company’s working capital requirements for product offering expansion and market development, and for general corporate purposes.

               Copies of the definitive agreements relating to the issuance and sale of the notes and warrants are filed with the U.S. Securities and Exchange Commission on Form 8-K dated April 6, 2006 as Exhibits 4.1 through 4.7, and are incorporated herein by reference. The foregoing summary descriptions of the definitive agreements are qualified in their entirety by reference to the full texts of each of such exhibits.

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

               None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5. OTHER INFORMATION.

               None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc.(2)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto.(2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser.(2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser.(2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto.(2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement.(2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement.(2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent.(2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements.(2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements.(2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements.(2)
31.1	Section 302 Certification of Chief Executive Officer.(1)
31.2	Section 302 Certification of Chief Financial Officer.(1)
32.1	Section 906 Certification of Chief Executive Officer.(1)
32.2	Section 906 Certification of Chief Financial Officer.(1)

(1) Filed herewith.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

	By:	/s/ Martin G. Klein

Name: Martin G. Klein
Date: May 15, 2006		Title: Chairman and Chief Executive Officer