Form 10QSB
period 2006-06-30
ELECTRO ENERGY INC
filed 2006-08-21
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2006 or

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes |_|   No |X|

As of August 21, 2006, 22,558,127 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

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

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of June 30, 2006 (UNAUDITED)	As of December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$5,881,578	$591,664
Current portion of cash - restricted	935,000	-
Accounts receivable, net of allowance for doubtful accounts of $5,652	390,262	666,317
Inventories	608,200	344,450
Prepaid expenses and other current assets	241,847	519,546

Total Current Assets	8,056,887	2,121,977

PROPERTY AND EQUIPMENT, Net	13,595,925	1,374,622

OTHER ASSETS
Cash - restricted, less current portion	2,035,000	-
Security deposit	228,164	8,471
Deferred financing costs	1,147,135	-

Total Other Assets	3,410,299	8,471

TOTAL ASSETS	$25,063,111	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of June 30, 2006 (UNAUDITED)	As of December 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$208,769	$205,214
Accounts payable	168,018	134,902
Accounts payable - related parties	1,600	6,735
Interest payable	236,810	-
Current portion of deferred rent	26,040	26,040
Accrued expenses and other current liabilities	120,589	320,291

Total Current Liabilities	761,826	693,182

OTHER LIABILITIES
Long term debt, less current maturities	61,193	61,193
Secured convertible note, net of deferred debt discount of $643,784	10,356,216	-
Deferred rent, less current portion	149,044	58,620

Total Other Liabilities	10,566,453	119,813

TOTAL LIABILITIES	11,328,279	812,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 160 and 180 outstanding in 2006 and 2005, respectively ($160,000 and $180,000 liquidation preference)	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,558,127 and 16,599,719 shares issued and outstanding in 2006 and 2005, respectively	22,558	16,600
Additional paid-in capital	29,892,589	13,781,153
Deferred compensation expense	(2,530,884)	(442,507)
Deferred contract costs	(5,160)	(27,807)
Deferred lease costs, net	(730,480)	-
Accumulated deficit	(12,913,791)	(10,635,364)

TOTAL STOCKHOLDERS' EQUITY	13,734,832	2,692,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,063,111	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three and Six Months Ended June 30, 2006 and 2005
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

NET REVENUE
Services	$649,734	$622,189	$1,362,583	$1,556,174
Products	246,985	134,776	630,696	251,105

TOTAL NET REVENUE	896,719	756,965	1,993,279	1,807,279

COST OF REVENUE
Cost of services	773,908	776,933	1,612,477	1,766,183
Cost of products	146,746	333,189	492,671	779,608

TOTAL COST OF REVENUE	920,654	1,110,122	2,105,148	2,545,791

GROSS LOSS	(23,935)	(353,157)	(111,869)	(738,512)

OPERATING EXPENSES
Selling, general and administrative (including non-cash compensation of $251,305 and $(1,913) for the three months ended and $509,035 and $97,598 for the six months ended June 30, 2006 and 2005, respectively)	911,198	519,942	1,430,240	1,099,210
Selling, general and administrative - related parties	4,600	13,067	15,620	23,552
Research and development	293,911	23,655	433,753	54,963

TOTAL OPERATING EXPENSES	1,209,709	556,664	1,879,613	1,177,725

OPERATING LOSS	(1,233,644)	(909,821)	(1,991,482)	(1,916,237)

OTHER EXPENSE (INCOME)
Interest expense (income), net	173,442	(9,166)	175,221	(11,284)
Amortization of deferred debt discount	35,286	-	35,286	-
Amortization of deferred debt financing costs	75,847	-	75,847	-
Loss on disposal of fixed assets	-	-	591	-

TOTAL OTHER EXPENSE (INCOME)	284,575	(9,166)	286,945	(11,284)

NET LOSS	$(1,518,219)	$(900,655)	$(2,287,427)	$(1,904,953)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.07)	$(0.12)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	22,310,540	13,252,460	19,520,742	13,005,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) For the Six Months Ended June 30, 2006
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Compensation	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Expense	Costs	Costs	Deficit	Equity

Balance January 1, 2006	180	$-	16,599,719	$16,600	$13,781,153	$(442,507)	$(27,807)	$-	$(10,635,364)	$2,692,075

Proceeds of exercise of employee stock options	-	-	47,297	47	32,475	-	-	-	-	32,522
Elimination of intrinsic value upon adoption of FAS 123(R)	-	-	-	-	(442,507)	442,507	-	-	-	-
Fair value of unvested stock options upon adoption of FAS 123(R)	-	-	-	-	3,098,177	(3,098,177)	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	509,035	-	-	-	509,035
Remeasurement of stock options	-	-	-	-	(58,258)	58,258	-	-	-	-
Issuance and amortization or warrants for deferred contract costs	-	-	-	-	(30,100)	-	22,647	-	-	(7,453)
Proceeds from issuance of common stock	-	-	60,424	60	199,940	-	-	-	-	200,000
Proceeds from exercise of warrants	-	-	92,687	93	174,907	-	-	-	-	175,000
Conversion of preferred stock to common stock	(20)	-	8,000	8	(8)	-	-	-	-	-
Issuance of common stock in connection with Asset Purchase	-	-	5,750,000	5,750	11,695,500	-	-	-	-	11,701,250
Issuance of warrants in connection with leases	-	-	-	-	762,240	-	-	(762,240)	-	-
Issuance of warrants in connection with Secured Convertible Note	-	-	-	-	679,070	-	-	-	-	679,070
Amortization of deferred lease costs	-	-	-	-	-	-	-	31,760	-	31,760
Net loss	-	-	-	-	-	-	-	-	(2,278,427)	(2,278,427)

Balance June 30, 2006	160	$-	22,558,127	$22,558	$29,892,589	$(2,530,884)	$(5,160)	$(730,480)	$(12,913,791)	$13,734,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,278,427)	$(1,904,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,134	42,699
Loss on disposal of fixed assets	591	-
Deferred rent	(13,020)	(13,020)
Amortization of deferred financing costs	75,847	-
Amortization of deferred debt discount	38,841	6,944
Amortization of deferred expenses	501,582	158,364
Amortization of deferred lease costs	31,760	-
Changes in:
Accounts receivable	276,055	559,283
Inventory	(263,750)	(151,962)
Prepaid expenses and other current assets	277,699	(193,116)
Accounts payable	33,116	(3,744)
Accounts payable - related parties	(5,135)	(4,525)
Interest payable	236,810	4,590
Accrued expenses and other current liabilities	(96,258)	34,853

NET CASH USED IN OPERATING ACTIVITIES	(1,126,155)	(1,464,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(269,008)	(358,546)
Expenditures for property and equipment in connection with Asset Purchase	(309,770)	-
Payment for security deposits	(219,693)	-

NET CASH USED IN INVESTING ACTIVITIES	(798,471)	(358,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(2,970,000)	-
Proceeds from issuance of common stock	200,000	-
Proceeds from issuance of secured convertible note	11,000,000	-
Financing costs related to secured convertible note	(1,222,982)	-
Proceeds from exercise of warrants and employee stock options	207,522	702,706
Proceeds from warrant subscription receivable	-	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,214,540	852,706

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,289,914	(970,437)

CASH AND CASH EQUIVALENTS - Beginning	591,664	3,372,486

CASH AND CASH EQUIVALENTS - Ending	$5,881,578	$2,402,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-

Income taxes	$10,000	$1,314

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Stock issued in connection with Asset Purchase	$11,701,250	$-

Warrants issued for lease agreements	$762,240	$-

Warrants issued in connection with secured convertible note	$679,070	$-

Conversion of preferred stock into common stock	$8	$-

Revaluation of warrants issued for contract costs	$30,100	$-

Revaluation of options issued for compensation costs	$58,258	$-

Fair value of unvested stock options upon adoption of FAS 123(R)	$2,655,670	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

NOTE 1 — The Company

Organization
               On June 9, 2004, Electro Energy, Inc. (“EEI”), a Delaware corporation, entered into a merger with MCG Diversified, Inc. (“MCG”), incorporated in December 1993 in the State of Florida. MCG issued 9,497,557 unregistered shares of common stock for 100% of the outstanding common stock of EEI on a one-to-one basis. As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI, and accounted for on an historical cost basis for all periods presented. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“New EEI”). On September 29, 2004, EEI changed its name to EEI Technologies, Inc. On August 30, 2005, EEI Acquisition Co., LLC was formed in Delaware as a wholly owned subsidiary of EEI. On May 8, 2006, the name of EEI Acquisition Co., LLC was changed to Electro Energy Florida, LLC (“EEF”).

               The consolidated financial statements presented are those of New EEI and its wholly-owned subsidiaries, EEI and EEF. Additionally, the accounts of EEI include the accounts of Mobile Energy Products, Inc. (“MEP”), a wholly-owned subsidiary incorporated June 11, 2003, from its inception. Collectively, they are referred to herein as the “Company.” On October 1, 2003 the Company, through its MEP subsidiary acquired the Colorado Springs energy business of EaglePicher Technologies, LLC (“EaglePicher”).

Nature of Business
               The Company is engaged in the development of energy storage technology, products and related systems primarily through contract research and development for the United States Government or its agencies. The Company has developed and patented bipolar cell and battery design utilizing nickel metal hydride chemistry and is further expanding development to include lithium ion chemistries.

               Additionally, the Company has commercial products including components and batteries employing nickel cadmium, nickel hydrogen and other sintered nickel materials technologies. These products include batteries for military and commercial aerospace and satellite applications. The Company is pursuing product development and commercial market development utilizing its proprietary and patented technology derived from it contract and internal research and development. Markets of primary interest are military and space applications; transportation including electric vehicles (EV), hybrid electric vehicles (HEV) and plug-in hybrids (PHEV) ranging in size from bicycles to automobiles, trucks, buses and rail applications; electrical utility power quality and backup power; and power tools, lawn garden applications.

               Acquisition of the Florida facility (see Note 10) provides manufacturing capabilities for prismatic and cylindrical cell battery products that may offer product revenue opportunities while the Company’s bipolar technology is being developed and marketed.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
               The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and 2005 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2005 and 2004 contained in Form 10-KSB filed on April 3, 2006.

               Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that would be expected for the year ending December 31, 2006.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

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

               The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2006, the Company had cash balances of $5,898,209 in excess of the federally insured limit of $100,000. The Company also has substantial cash balances which are invested in a money market account with a bank.

               Concentrations of credit risk with respect to accounts receivable are limited because the Company’s customers are primarily the United States Government or its agencies. Credit risk with respect to trade accounts receivable from private entities is not significant.

               The Company has placed into escrow $2,970,000 reserved for future interest and redemption payments in connection with its 8.5% senior secured convertible notes issued in April 2006. These funds may be released for general corporate purposes upon issuing the Company’s common stock for interest and principle payments, at the sole discretion of the Company.

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

Significant Customers
               The Company had three customers with sales of 10% or more of total sales for the six months ended June 30, 2006. Net sales to the Company's three major customers represented 23%, 21% and 29%, respectively. Accounts receivable from these customers amounted to $330,696 and $185,418 as June 30, 2006 and December 31, 2005, respectively. The Company had three customers with sales of 10% or more of total sales for the six months ended June 30, 2005. Net sales to the Company's three major customers represented 39%, 25% and 15%, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

Stock-Based Compensation
               Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net loss for the six months ended June 30, 2006 is $416,514 higher than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25. The Company recorded total stock-based compensation of $509,035 during this period.

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

               For the three and six months ended June 30, 2005, as was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.” For the three and six months ended June 30, 2005, the Company recorded compensation expense in general and administrative expenses amounting to $(1,913) and $97,598, respectively related to stock options granted to employees. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net loss as reported	$(900,665)	$(1,904,963)
Add: stock-based employee compensation expense included in reported net loss	(1,913)	97,598
Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(155,062)	(268,986)

Proforma net loss attributable to common stockholders	$(1,057,640)	$(2,076,351)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.08)	$(0.16)

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of June 30, 2006 and 2005:

	2006	2005

Preferred stock convertible into common stock	64,000	786,000
Warrants to purchase common stock	4,720,908	1,696,990
Options to purchase common stock	1,267,908	1,522,169
Secured convertible note	2,894,737	-

Total potential common shares	8,947,553	4,005,159

NOTE 3 — Inventories

               Inventories consist of the following as of June 30, 2006 and December 31, 2005:

	2006	2005

Raw materials	$378,526	$256,185
Work in progress	229,674	88,265

Total	$608,200	$344,450

NOTE 4 — Property and Equipment

               Property and equipment consists of the following as of June 30, 2006 and December 31, 2005:

	2006	2005	Estimated Useful Lives

Equipment (1)	$13,740,304	$1,652,276	5 to 15 Years
Leasehold improvements	221,359	30,359	3 to 15 Years

Total property and equipment	13,961,663	1,682,635
Less: Accumulated depreciation and amortization	365,738	308,013

Property and equipment, net	$13,595,925	$1,374,622

           (1) Included in equipment is $1,137,817 and $868,809 of construction in progress which has not been placed in service as of June 30, 2006 and December 31, 2005, respectively and therefore not depreciated during the periods then ended. Assets not placed in service from the Asset Purchase (see Note 10) as of June 30, 2006 total $12,011,020, and have not been depreciated.

               Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $58,134 and $42,700, respectively, and $29,424 and $21,775 for the three months ended June 30, 2006 and 2005, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

NOTE 5 — Long-Term Debt

               Long-term debt consists of the following as of June 30, 2006 and December 31, 2005:

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

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face Value	150,000	150,000
Remaining discount to fair value (effective interest rate of 5%)	(2,424)	(5,979)

Fair Value	147,576	144,021

Total long-term debt	269,962	266,407
Less: current maturities	208,769	205,214

Total long-term debt, less current maturities	$61,193	$61,193

               Interest expense related to the long-term debt of CII amounted to $3,060 and $4,590 for the six months ended June 30, 2006 and 2005, respectively, and $1,530 and $2,295 for the three months ended June 30, 2006 and 2005, respectively.

               Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $3,555 and $6,944 for the six months ended June 30, 2006 and 2005, respectively, and $1,787 and $3,493 for the three months ended June 30, 2006 and 2005, respectively.

               Maturities of long-term debt as of December 31, 2006 are as follows:

For the Year Ending December 31,	Amount

2006	$208,769
2007	61,193

Total	$269,962

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

NOTE 6 – Secured Convertible Note

               Secured convertible note consists of the following as of June 30, 2006:

Face Value	11,000,000
Remaining discount to fair value	(643,784)

Fair value of secured convertible note	$ 10,356,216

               On March 31, 2006, the Company entered into a note and warrant purchase agreement with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company completed the note purchase transaction, pursuant to which the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 secured by certain assets of the Company and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. The Company incurred financing costs of $1,222,982 in connection with this loan which included placement agent and professional fees. Also, $2,970,000 of the proceeds were placed in escrow to pay the first two years of interest, as well as payment for the holders first put right.

               At any time after June 1, 2006, upon the investors converting their notes to common stock, the investors will receive all accrued interest through the conversion date, plus the present value of any interest payments that would have been paid through the third anniversary of closing. This additional interest will be paid at the Company’s option in cash or in common stock at a 10% discount to market.

               Interest will be paid semiannually in cash or paid in common stock at the Company’s option at a 10% discount to the market value. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount, or $1,000,000. The notes are senior secured debt with all assets of the Company pledged as security except inventory and accounts receivable.

               The notes, warrants and common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated hereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. The Company has agreed, pursuant to the terms of a registration rights agreement, to (i) file a shelf registration statement with respect to the resale of shares of the Company’s common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) with the SEC within 90 days after the closing date. If the filing of such registration statement is not made within the time period specified above, or at any time after 180 days following the closing date the shares issuable upon conversion of the notes are otherwise ineligible to trade freely, the Company will be required to pay the holders of the notes additional interest at the rate of 1.0% of the principal amount of the notes for each 30-day period the Company fails to file the registration statement within the specified time period or such shares are ineligible to trade freely, until the registration statement is so filed or such shares are eligible to trade freely. In no event, however, will such additional interest accrue at a rate per year exceeding 5.0% of the principal amount of such notes. Pursuant to the Registration Rights Agreement, on June 28, 2006, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

               The fair value of the warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $3.80, zero dividends, expected volatility of 56.3%, risk free interest rate of 4.81% and expected life of 4 years. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants. The fair value of the warrants of $679,070 resulted in a discount that has been recorded as additional paid in capital and as deferred debt discount to the notes and is being amortized over the term of the notes as additional interest expense. The yield to maturity is 10.43%.

               In accordance with EITF 98-5 and 00-27, the Company have evaluated the conversion feature embedded in the debt instrument and concluded there is no beneficial conversion feature since the stock price was greater than the conversion amount at the date of issuance. However, the contingent reset provision provides that on April 1, 2008 the conversion price be reset to the lower of the $3.80 conversion price or 115% of the volume weighted average price of the common stock for the ten-day trading days preceding and including the reset date provided that in no event will the conversion price be less than $2.50 per share contingent upon the occurrence the reset provision is not eliminated. The reset provision will be eliminated in the event the common stock trades at or above $5.70 for 20 of 30-trading days prior to April 1, 2008, the shelf registration statement has been effective for such 30-day trading period and the note holders would not otherwise be restricted from selling the underlying shares pursuant to such shelf registration statement. In the event the reset provision is triggered at the minimum reset conversion price of $2.50, the notes would convert into an aggregate of 4,400,000 shares of the Company’s common stock, a potential maximum number of additional shares of 1,505,263.

               The Company evaluated the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and View A of EITF 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” (“EITF 05-4”), and determined that the embedded conversion option and warrants should be classified as equity in the accompanying financial statements.

                Accrued interest expense, amortization of the deferred debt discount, and amortization of deferred financing costs in connection with the 8.5% interest bearing senior secured convertible notes and warrants amounted to $233,750, $35,286, and $75,847, respectively, for the three and six months ended June 30, 2006.

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

               During the six months ended June 30, 2006 20 shares of preferred stock were converted into 8,000 shares of common stock.

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of March 31, 2006, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), and 3,000,000 shares of common stock for issuance under its 2005 Stock Compensation Plan (the “2005 Plan”). During the six months ended June 30, 2006 the Company issued 47,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $32,522.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

               During the six months ended June 30, 2006 warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm (See Note 9). During the six months ended June 30, 2006 the Company issued 60,424 shares of common stock for proceeds of $200,000 in connection with this agreement.

               On April 5, 2006, the Company entered into an Asset Purchase Agreement issuing 5,750,000 shares of common stock in exchange for manufacturing equipment (See Note 10).

               On April 5, 2006, the Company entered in to a lease agreement for industrial space (See Note 9) and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit.

Stock Options
               The stock options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant. The purpose of the 2005 Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. As of June 30, 2006, unexercised stock options to purchase an aggregate of 1,267,908 shares of common stock have been granted to 23 employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $0.26 to $6.76 per share.

               On January 1, 2006, the Company adopted FAS 123R and recorded an adjustment to eliminate $442,507 of the intrinsic value and recorded $3,098,177 for the fair value of previously issued options to deferred compensation expense. The remaining balance of the deferred compensation amount for employee stock options as of June 30, 2006 was $2,512,959 and will be fully amortized through December 2009.

               During the six months ended June 30, 2006, the Company recorded an adjustment of $58,258 to decrease the previously recorded amount of deferred compensation expense in connection with 25,000 stock options issued to a consultant of which $5,751 has been amortized. The remaining balance of the deferred compensation amount as of June 30, 2006 was $17,925 and will be amortized through June 2009.

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm (See Note 9). During the six months ended June 30, 2006, the Company issued 18,958 warrants in connection with this agreement.

               During the six months ended June 30, 2006, the Company issued 1,000,000 warrants to purchase common stock in connection with its lease agreements (See Note 9) and 2,000,000 warrants to purchase common stock in connection with its asset purchase (See Note 10), and 578,947 warrants to purchase common stock in connection with its issuance of 8.5% interest bearing senior secured convertible notes (See Note 7).

               As of June 30, 2006, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 5, 2012 and exercise prices ranging from $1.00 to $9.06 to purchase 25,632,786 shares of common stock. The weighted average exercise price of the outstanding warrants is $5.43.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

NOTE 8 — Related Parties

Consulting Services
               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $15,620 and $23,579 for the six months ended June 30, 2006 and 2005, respectively, and $4,600 and $13,094 for the three months ended June 30, 2006 and 2005, respectively. Amounts due to these related parties as of June 30, 2006 and December 31, 2005 were $1,600 and $3,000, respectively.

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on June 30, 2006 at $0.79 per warrant. Accordingly, the total estimated value of the warrants was reduced to $11,917. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the six months ended June 30, 2006, the Company received an installment of cash funding and recognized $100,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $6,898 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of June 30, 2006 the remaining deferred contract cost was $5,160.

NOTE 9 — Commitments and Contingencies

Operating Leases
                The Company conducts its operations from two facilities, one that is leased in Colorado Springs, Colorado under a noncancelable operating lease expiring in March 2009 requiring minimum monthly payments of $23,875, and one that is leased in Danbury, Connecticut on a month to month basis requiring minimum monthly payments of $9,448, respectively. Subsequently, on May 4, 2006, the Company signed a lease agreement for the Danbury, Connecticut location for a one year term commencing August 1, 2006 for $9,071 per month.

               On April 5, 2006, the Company entered into a six year lease agreement to lease 200,000 square feet of industrial space in three buildings in located at 12781 N.W. Highway 441, Alachua, Florida. In connection with the lease agreements, and in addition to rental payments, the Company issued a four-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The value of the warrants issued in connection with the lease agreements is $762,240 recorded as deferred lease costs. Further, the Company reserved 68,354 shares of its common stock as security in connection with the leases. The future minimum rental payments under these leases are as follows: Year 1 — $235,000, Year 2 — $455,000, Years 3 through 5 — $675,000, Year 6 — $1,115,000. In April 2006, the Company paid a security deposit representing the last two months rent of $185,833.

               Rental expense related to facilities under operating leases amounted to $346,501 and $185,713 for the six months ended June 30, 2006 and 2005, respectively, and $253,042 and $91,523, for the three months ending June 30, 2006 and 2005, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

               Deferred rent consists of the following as of June 30, 2006:

	2006	2005

Facility:
Colorado Springs, Colorado	$71,640	$84,660
Alachua, Florida – rental payments	103,444	-

Total deferred rent	175,084	84,660
Less: current portion of deferred rent	(26,040)	(26,040)

Deferred rent, net of current portion	$149,044	$58,620

               Future minimum rental payments under the above noncancelable operating leases as of June 30, 2006 are as follows:

For the Year Ending December 31,	Amount

2006	$306,105
2007	749,997
2008	906,500
2009	746,625
2010	675,000
Thereafter	1,283,750

$4,667,977

Supply Agreement
               The Company has a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 29% and 14% of total sales for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from EaglePicher amounted to $108,530 and $14,165 as of March 31, 2006 and December 31, 2005, respectively. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. EaglePicher and its U.S. subsidiaries successfully completed their Chapter 11 restructuring process. On August 1, 2006, pursuant to their confirmed plan of reorganization, substantially all the assets of EPI and its U.S. subsidiaries were transferred to the newly formed EaglePicher Corporation (“EPC”).

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, pursuant to which a venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. On October 17, 2005 upon receipt of $100,000 the Company issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement. During the six months ended June 30, 2006, upon receipt of $200,000 the Company issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

NOTE 10 – Asset Purchase
               On April 5, 2006, the Company completed an acquisition of certain assets relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller”), pursuant to the terms of an Asset Purchase Agreement by and among the Company, EEF and the Seller. The total purchase price for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated at the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated through EEF in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement. The Company agreed to include 750,000 Consideration Shares in a registration statement that the Company intends to file in connection with the note purchase transaction. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller.

               The aggregate purchase price was $12,011,020 which consisted of the issuance of 5,750,000 shares of the Company’s common stock valued at $11,701,250, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $11,820,020 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18.

               Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing.

NOTE 11 – Subsequent Events

Related Party Consulting Services
               On July 5, 2006, the Company entered into a consulting agreement (the “Klein Consulting Agreement”) with Martin G. Klein, the Chairman of the Board of Directors of the Company and its former Chief Executive Officer. The Klein Consulting Agreement provides that Mr. Klein will consult with the Company on an ongoing basis as the Company’s Chief Technologist. Under the terms of the Klein Consulting Agreement, Mr. Klein will be compensated at the rate of $8,000 per month, plus additional compensation at a rate of $1,000 per day for extra work as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company from the date of the Klein Consulting Agreement until three years after the termination or expiration of the Klein Consulting Agreement. The Klein Consulting Agreement will expire on July 5, 2007, and shall be automatically renewed for additional successive one year periods unless earlier terminated in accordance with the Klein Consulting Agreement.

               On August 1, 2006, the Company entered into a consulting agreement (the “Hamlen Consulting Agreement”) with Dr. Robert Hamlen, a member of the Board of Directors of the Company. The Hamlen Consulting Agreement provides that Dr. Hamlen will consult with the Company on an ongoing basis. Under the terms of the Hamlen Consulting Agreement, Dr. Hamlen will be compensated at the rate of $1,500 per month, plus additional compensation for extra work at a rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Hamlen Consulting Agreement. The Hamlen Consulting Agreement will continue until terminated by either party with thirty days advance written notice.

               On August 1, 2006, the Company entered into a consulting agreement (the "Wylam Consulting Agreement") with Mr. William Wylam, who was appointed a member of the Board of Directors of the Company, effective as of August 14, 2006. The Wylam Consulting Agreement provides that Mr. Wylam will consult with the Company on an ongoing basis. Under the terms of the Wylam Consulting Agreement, Mr. Wylam will be compensated at the rate of $1,500 per month, plus additional compensation for extra work at a rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Wylam Consulting Agreement. The Wylam Consulting Agreement will continue until terminated by either party with thirty days advance written notice.

Resignation of Audra J. Mace, Chief Financial Officer of the Company
               On August 8, 2006, Audra J. Mace resigned as Chief Financial Officer and Corporate Secretary of the Company.

               Michael E. Reed, the Company’s Chief Executive Officer and President, has been appointed interim Chief Financial Officer of the Company by the Board of Directors, effective as of August 8, 2006, while the Company conducts a search for Ms. Mace’s successor.

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

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Net Revenue

               Consolidated net revenue for the second quarter of 2006 was $896,719 compared with $756,965 for the same period of 2005, an increase of $139,754, or 18.5%. Consolidated net revenue for the six months ended June 30, 2006 was $ 1,993,279 compared with $1,807,279 for 2005, an increase of $186,000, or 10.3%. Of the revenue increase, $379,591 was attributable to an increase of revenues from product manufacturing operations offset by revenue decreases of $(193,591) for the services operations.

               Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $174,282 (19.4% of net revenue) and $157,781 (20.8% of net revenue) for the second quarter of 2006 and 2005, respectively and $580,517 (29.1% of net revenue) and $258,745 (14.3% of net revenue), for the six months ended June 30, 2006 and 2005, respectively.

               Net revenue from services for the second quarter of 2006 was $649,734 compared with $622,189 for the same period of 2005, a increase of $27,545 , or 4.4%. Net revenue from services for the six months ended June 30, 2006 was $1,362,583 compared with 1,556,174 for 2005, a decrease of $(193,591), or (12.4)%. The decrease in the research and development services operations business was related to the conclusion of certain contracts in 2005 and a slow down in the timing of deliverables on existing contracts. Contract backlog as of June 30, 2006 was $3,196,925.

               The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned are primarily with the U.S. Air Force, U.S. Army, U.S. Navy, Department of Energy, and commercial customers with performance periods that commenced May 15, 2003 and continue through November 5, 2007 requiring deliverables involving periodic status reports and in certain cases prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost plus cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In the event overhead and general and administrative rates are recalculated at less than billed amounts, a credit is issued to the buying party. In past history, the Company has received complete contract funding on all awards as agreed.

               Net revenue from products for the second quarter of 2006 was $246,985 compared with $134,776 for the same period of 2005, a increase of $112,209 , or 83.3%. Net revenue from products for the six months ended June 30, 2006 was $630,696 compared with $251,105 for 2005, an increase of $379,591 , or 151.2%. The primary reason for the increase resulted from an increase in net revenue pursuant to a supply agreement with EaglePicher amounting to $321,772, in addition to an increase in net revenue from existing customers of $57,819. The Company expects this trend to continue into the second half of 2006.

Gross Profit (Loss)

               Consolidated gross loss for the second quarter of 2006 was $(23,935) (-2.7% of net revenue) compared with $(353,157) (-46.7% of net revenue) in 2005. Consolidated gross loss for the six months ended June 30, 2006 was $(111,869) (-5.6% of net revenue) compared to $(738,512) (-40.9% of net revenue) for the six months ended June 30, 2005, a decrease of $626,643, or -84.9%. The gross loss decrease was mainly driven by increased revenue from products.

               Gross loss from services in the second quarter of 2006 was $(124,174) (-13.8% of net revenue) compared with $(154,744) (-20.4% of net revenue) in 2005. Gross loss from services for the six months ended June 30, 2006 was $(249,894) (-12.5% of net revenue) compared to $(210,009) (-11.6% of net revenue) for the six months ended June 30, 2005. The gross loss from services pertains to gross loss on the Company’s research and development contracts with the U.S. government and its agencies. The gross loss increase was mainly driven by excess overhead.

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

               Gross profit (loss) from products for the second quarter of 2006 was $100,239 (11.2% of net revenue) compared with $(198,413) (-26.2% of net revenue) in 2005. Gross profit (loss) from products for the six months ended June 30, 2006 was $138,025 (6.9% of net revenue) and gross profit (loss) from products for the six months ended June 30, 2005 was $(528,503) (-29.2% of net revenue). The primary reason for the increase in profit resulted from an increase in order volume pursuant to a supply agreement with EaglePicher.

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

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the second quarter of 2006 were $915,798 (102.1% of net revenue) compared with $533,009 (70.4% of net revenue) in 2005, an increase of $382,789 or 71.8%. SG&A expenses for the six months ended June 30, 2006 were $1,445,860 (72.5% of net revenue) compared with $1,122,762 (62.1% of net revenue) for the six months ended June 30, 2005, an increase of $323,098, or 28.8%. The increase in SG&A for the six months ended June 30, 2006 was primarily a result of $316,838 of start-up costs associated with the Florida manufacturing facility, and $12,750 of advertising expenses offset by decreasing the Company’s support from professional service providers and decreasing its administrative staffing. The decreases in SG&A included accounting and legal services of $(172,149), administrative staffing reduction of $(48,893), recruiting fees of $(59,943), selling staffing and expenses reduction of $(116,665), samples of $(16,846), investor relations expenses of $(19,250), other public company related expenses of $(4,824), and consulting expenses of $(7,249), and other expenses of $(5,193). Additionally, an increase of $413,149 of expense was related to the amortization of stock-based compensation expense. The remaining balance of deferred compensation expense as of June 30, 2006 was $2,530,884 and will be fully amortized through December 2009.

Research and Development Expenses

               Research and development (“R&D”) expenses for the second quarter of 2006 were $293,911 (32.8% of net revenue) compared with $23,655 (3.1% of net revenue) in 2005, an increase of $270,256. R&D expenses for the six months ended June 30, 2006 were $ 433,753 (21.8% of net revenue) compared with $54,963 (3.0% of net revenue) for the six months ended June 30, 2005 an increase of $378,790. The nature of the R&D expenses relates to experimentation and product development for bipolar nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) applications for automotive applications, for low maintenance nickel cadmium batteries for the aerospace market, and for bipolar lithium ion for advanced military applications. R&D conducted in applying the Company’s patented bipolar design to Lithium Ion batteries is in connection with a development agreement with a venture capital firm. The venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock under a stock purchase agreement.

Other (Income) Expense

               Interest expense, net for the second quarter of 2006 was $173,442 compared to interest income, net of $(9,166) in 2005, and increase of $182,608. Interest expense, net for the six months ended June 30, 2006 was $175,221, compared with interest income, net of $(11,284) for the six months ended June 30, 2005, an increase of $186,505. The primary reason for the increase in interest expense relates to interest accrued in the amount of $233,750 on the issuance of 8.5% interest bearing senior secured notes in April 2006. Deferred debt discount was $35,286 for the three and six months ended June 30, 2006. Deferred financing costs were $75,847 for the three and six months ended June 30, 2006. Loss on disposal of fixed assets was $591 for the six months ended June 30, 2006.

Net Loss

                  Net loss for the second quarter of 2006 was $(1,518,219) or $(0.07) per share (basic and diluted) compared with $(900,655) or $(0.07) in 2005. Net loss for the six months ended June 30, 2006 was $(2,287,427) or $(0.12) per share (basic and diluted), compared to net loss of $ $(1,904,953) or $(0.15) per share (basic and diluted) for the six months ended June 30, 2005.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative-related parties as an operating expense in the amount of $4,600 and $15,620 for the three and six months ended June 30, 2006, respectively compared with $13,094 and $23,579 for the three and six months ended June 30, 2005. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has agreements with Jack T. Brown and Alvin Salkind, shareholders of the Company’s common stock, to provide consulting services.

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on June 30, 2006 at $0.79 per warrant. Accordingly, the total estimated value of the warrants was reduced to $11,917. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the six months ended June 30, 2006, the Company received an installment of cash funding and recognized $100,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $6,898 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of June 30, 2006 the remaining deferred contract cost was $5,160.

Financial Condition
Liquidity and Capital Resources

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

June 30, 2006		December 31, 2005
Working capital	$ 7,295,061	$ 1,428,795
Current ratio	10.58	3.06
Long-term debt to equity ratio	76.93	4.45

               The Company’s long-term debt was $61,193 as of June 30, 2006. Current maturities of long-term debt are $208,769 as of the same period.

               The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of June 30, 2006, the note payable had a face value of $150,000 with a remaining discount to fair value of $(2,424). During the six months ended June 30, 2006, the Company accreted an additional $(3,555) of interest at an effective rate of 5%, increasing the fair value of the note payable to $147,576 .

               The Company has a note payable with Connecticut Innovations, Incorporated (“CII”) in the amount of $183,579. The note payable has a three-year term with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

               On March 31, 2006, the Company entered into a note and warrant purchase agreement with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company completed the note purchase transaction, pursuant to which the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 secured by certain assets of the Company and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. The Company incurred financing costs of $1,222,982 in connection with this loan which included placement agent and professional fees. Also, $2,970,000 of the proceeds were placed in escrow to pay the first two years of interest, as well as payment for the holders first put right.

               At any time after June 1, 2006, upon the investors converting their notes to common stock, the investors will receive all accrued interest through the conversion date, plus the present value of any interest payments that would have been paid through the third anniversary of closing. This additional interest will be paid at the Company’s option in cash or in common stock at a 10% discount to market.

               Interest will be paid semiannually in cash or paid in common stock at the Company’s option at a 10% discount to the market value. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount, or $1,000,000. The notes are senior secured debt with all assets of the Company pledged as security except inventory and accounts receivable.

               The notes, warrants and common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated hereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. The Company has agreed, pursuant to the terms of a registration rights agreement, to (i) file a shelf registration statement with respect to the resale of shares of the Company’s common stock issuable upon conversion of the notes and exercise of the warrants (and shares issued in lieu of semi-annual cash interest and/or other payments required or permitted under the notes) with the SEC within 90 days after the closing date. If the filing of such registration statement is not made within the time period specified above, or at any time after 180 days following the closing date the shares issuable upon conversion of the notes are otherwise ineligible to trade freely, the Company will be required to pay the holders of the notes additional interest at the rate of 1.0% of the principal amount of the notes for each 30-day period the Company fails to file the registration statement within the specified time period or such shares are ineligible to trade freely, until the registration statement is so filed or such shares are eligible to trade freely. In no event, however, will such additional interest accrue at a rate per year exceeding 5.0% of the principal amount of such notes. Pursuant to the Registration Rights Agreement, on June 28, 2006, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission.

               The fair value of the warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $3.80, zero dividends, expected volatility of 56.3%, risk free interest rate of 4.81% and expected life of 4 years. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants. The fair value of the warrants of $679,070 resulted in a discount that has been recorded as additional paid in capital and as deferred debt discount to the notes and is being amortized over the term of the notes as additional interest expense. The yield to maturity is 10.43%.

               In accordance with EITF 98-5 and 00-27, the Company have evaluated the conversion feature embedded in the debt instrument and concluded there is no beneficial conversion feature since the stock price was greater than the conversion amount at the date of issuance. However, the contingent reset provision provides that on April 1, 2008 the conversion price be reset to the lower of the $3.80 conversion price or 115% of the volume weighted average price of the common stock for the ten-day trading days preceding and including the reset date provided that in no event will the conversion price be less than $2.50 per share contingent upon the occurrence the reset provision is not eliminated. The reset provision will be eliminated in the event the common stock trades at or above $5.70 for 20 of 30-trading days prior to April 1, 2008, the shelf registration statement has been effective for such 30-day trading period and the note holders would not otherwise be restricted from selling the underlying shares pursuant to such shelf registration statement. In the event the reset provision is triggered at the minimum reset conversion price of $2.50, the notes would convert into an aggregate of 4,400,000 shares of the Company’s common stock, a potential maximum number of additional shares of 1,505,263.

               The Company evaluated the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF 00-19”) and View A of EITF 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” (“EITF 05-4”), and determined that the embedded conversion option and warrants be classified as equity in the accompanying financial statements.

               Accrued interest expense, amortization of the deferred debt discount, and amortization of deferred financing costs in connection with the 8.5% interest bearing senior secured convertible notes and warrants amounted to $233,750, $35,286, and $75,847, respectively, for the three and six months ended June 30, 2006.

               During the six months ended June 30, 2006 warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock. As of June 30, 2006 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 5, 2012 and exercise prices ranging from $1.00 to $9.06 to purchase 25,632,786 shares of common stock. The weighted average exercise price of the outstanding warrants $5.43.

               During the six months ended June 30, 2006 the Company issued 47,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $32,522. As of June 30, 2006, 1,267,908 options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of June 30, 2006 is $503,707.

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

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock and warrants to purchase 75,829 shares of unregistered common stock at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. In 2005, the Company issued 30,208 shares of unregistered common stock, collecting $100,000, and issued 9,476 warrants in connection with this agreement. During the six months ended June 30, 2006, upon receipt of $200,000 the Company issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company is directing the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

               Net cash used in operating activities totaled $(1,126,155) and $(1,464,597) for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005 the Company began to build inventory components primarily for future use in generating revenue from services in anticipation of pending contract awards. During the six months ended June 30, 2006, the Company made certain advance payment to suppliers for equipment in the amount of $30,300. The Company made certain pre-payments of deferred items associated with sales of its common stock and its due diligence of a potential asset purchase amounting to $57,089 and $148,025 respectively. The Company had accrued expenses primarily related to equipment purchases and for legal services in connection with the potential asset purchase and related financing described below.

               The Company invested $(578,778) and $(358,546) in equipment during the first six months ended June 30, 2006 and 2005, respectively. Current and prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines.

               The Company made payments towards security deposits of $(219,693) and $0 during the first six months ended June 30, 2006 and 2005, respectively. These payments relate primarily to the leases in Alachua, Florida.

               The Company continues to construct equipment internally to maintain its specialized staffing and to advance its initiative for commercialization of its nickel metal hydride and lithium ion product lines. In connection with the asset purchase, the Company issued debt to fund the retrofitting of the equipment making it suitable for its patented bipolar stacked wafer concept and for business development. The Company expects to invest up to $2,840,000 in capital expenditures in the next twelve months. Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement noted above, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. As of August 21, 2006, the Company has cash and cash equivalents in excess of $5,485,000. In addition, the Company has $2,970,000 of restricted cash held in escrow for future interest and redemption payments in connection with the private placement of 8.5% senior secured convertible notes.

Asset Purchase Agreement

                 On April 5, 2006, the Company completed an acquisition of certain assets relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller”), pursuant to the terms of an Asset Purchase Agreement by and among the Company, Electro Energy Florida, LLC, formerly EEI Acquisition Co., LLC, a wholly-owned subsidiary, and the Seller. The total purchase price for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated at the Alachua facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated through EEF in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement. The Company agreed to include 750,000 Consideration Shares in a registration statement that the Company intends to file in connection with the note purchase transaction. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller.

        The aggregate purchase price was $12,011,020 which consisted of the issuance of 5,750,000 shares of the Company’s common stock valued at $11,701,250, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $11,820,020 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18.

               Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing.

               The Company intends to use the acquired assets and the simultaneous financing to develop and commercialize its advanced, proprietary and patented battery technology for high value and rapidly growing markets. Targeted applications are those for which smaller size, lighter weight, higher performance and longer life batteries are enabling technology or add significant value to the end product. The proprietary manufacturing technology being developed by the Company is expected to provide a cost advantage compared to other competitive technology. Upgrades and modifications of the acquired assets will be required. Additional assets specifically for bipolar cell manufacturing will be installed in the Florida location.

               In addition the Company will pursue other business opportunities to utilize the cylindrical cell manufacturing capabilities for niche, high value battery products for customers that value domestic manufacture of high quality, high reliability battery components. This may include advanced lithium ion cells in 18650 and 26650 industry standard sizes.

               To support the Florida facility improvements, product development activities and market development plans, the Company is hiring technical and marketing staff, based primarily in Connecticut and Florida. Sample products are being developed for submission to target customers and potential strategic partners. Demonstration projects to showcase the Company’s technology are being pursued and are expected to provide revenue, but on a cost share basis that will not recover full project costs. Significant commercial contracts are expected to be signed over the next 6 to 18 months. Primary target markets are military and government, transportation, utility power quality and backup, and power tools. It is not possible to predict the success of management’s efforts to achieve our goals for the facility in Florida.

               While Florida is expected to become the high volume manufacturing facility for the Company, manufacturing of legacy products and new products as well as contract R&D are expected to continue in Colorado. Headquarters functions and R&D will continue in Connecticut.

Unregistered Sales of Equity Securities

               On April 5, 2006, the Company entered into an Asset Purchase Agreement issuing 5,750,000 shares of common stock in exchange for manufacturing equipment (See Note 10 in the Notes to the Condensed Consolidated Financial Statements).

               On April 5, 2006, the Company entered in to a lease agreement for industrial space (See Note 9 in the Notes to the Condensed Consolidated Financial Statements) and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit.

Item 3. CONTROLS AND PROCEDURES.

               The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the filing date of this report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and adequately designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

               There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS.

               None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

               None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5. OTHER INFORMATION.

               None.

Item 6. EXHIBITS.

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

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: August 21, 2006		Title: Chief Executive Officer