Form 10QSB
period 2006-09-30
ELECTRO ENERGY INC
filed 2006-11-20
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2006 or

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
Yes |_|   No |X|

As of September 30, 2006, 22,558,127 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

ELECTRO ENERGY INC.

ii

Forward-looking Statement Disclaimer

               Forward-looking statements in this report, including without limitation, statements related to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

               In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report.

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of September 30, 2006 (UNAUDITED)	As of December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$5,071,072	$591,664
Current portion of cash - restricted	935,000	-
Accounts receivable, net of allowance for doubtful accounts of $5,652	534,972	666,317
Inventories	593,879	344,450
Prepaid expenses and other current assets	215,983	519,546

Total Current Assets	7,350,906	2,121,977

PROPERTY AND EQUIPMENT, Net	13,578,394	1,374,622

OTHER ASSETS
Cash - restricted, less current portion	1,609,706	-
Security deposit	228,164	8,471
Deferred financing costs	1,070,543	-

Total Other Assets	2,908,413	8,471

TOTAL ASSETS	$23,837,713	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of September 30, 2006 (UNAUDITED)	As of December 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$110,582	$205,214
Accounts payable	279,952	134,902
Accounts payable - related parties	13,609	6,735
Interest payable	4,590	-
Current portion of deferred rent	65,130	26,040
Accrued expenses and other current liabilities	94,902	320,291

Total Current Liabilities	568,765	693,182

OTHER LIABILITIES
Long term debt, less current maturities	61,193	61,193
Secured convertible notes, net of deferred debt discount of $608,498	10,391,502	-
Deferred rent, less current portion	204,278	58,620

Total Other Liabilities	10,656,973	119,813

TOTAL LIABILITIES	11,225,738	812,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 160 and 180 outstanding in 2006 and 2005, respectively ($160,000 and $180,000 liquidation preference)	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,558,127 and 16,599,719 shares issued and outstanding in 2006 and 2005, respectively	22,558	16,600
Additional paid-in capital	27,606,639	13,338,646
Deferred contract costs	(3,905)	(27,807)
Deferred lease costs, net	(698,720)	-
Accumulated deficit	(14,314,597)	(10,635,364)

TOTAL STOCKHOLDERS' EQUITY	12,611,975	2,692,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,837,713	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three and Nine Months Ended September 30, 2006 and 2005
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

NET REVENUE
Services	$735,178	$634,764	$2,117,759	$2,193,058
Products	502,995	347,111	1,113,693	596,096

TOTAL NET REVENUE	1,238,173	981,875	3,231,452	2,789,154

COST OF REVENUE
Cost of services	946,653	913,690	2,758,819	2,462,672
Cost of products	313,136	206,666	842,404	985,272

TOTAL COST OF REVENUE	1,259,789	1,120,356	3,601,223	3,447,944

GROSS LOSS	(21,616)	(138,481)	(369,771)	(658,790)

OPERATING EXPENSES
Selling, general and administrative (including non-cash compensation of $247,084 and $56,916 for the three months ended and $756,793 and $154,517 for the nine months ended September 30, 2006 and 2005, respectively)	879,495	369,093	2,065,291	1,478,923
Selling, general and administrative - related parties	43,254	9,000	58,874	32,579
Research and development	306,247	195,671	757,158	458,200

TOTAL OPERATING EXPENSES	1,228,996	573,764	2,881,323	1,969,702

OPERATING LOSS	(1,259,612)	(712,245)	(3,251,094)	(2,628,492)

OTHER EXPENSE (INCOME)
Interest expense, net	194,875	2,295	435,168	6,707
Dividend Income	(61,180)	(7,796)	(126,252)	(30,436)
Amortization of deferred debt discount	35,287	3,536	70,573	10,480
Amortization of deferred financing costs	76,462	-	152,309	-
Gain on disposal of fixed assets, net	(4,250)	-	(3,659)	-
Forgiveness of debt	(100,000)	-	(100,000)	-

TOTAL OTHER EXPENSE (INCOME)	141,194	(1,965)	428,139	(13,249)

NET LOSS	$(1,391,806)	$(710,280)	$(3,679,233)	$(2,615,243)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.05)	$(0.18)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	22,558,127	15,709,509	20,544,330	13,919,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) For the Nine Months Ended September 30, 2006
	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Costs	Costs	Deficit	Equity

Balance December 31, 2005	180	$-	16,599,719	$16,600	$13,338,646	$(27,807)	$-	$(10,635,364)	$2,692,075

Proceeds of exercise of employee stock options	-	-	47,297	47	32,475	-	-	-	32,522
Employee stock option compensation	-	-	-	-	761,475	-	-	-	761,475
Remeasurement and amortization of non-employee stock options	-	-	-	-	(4,682)	-	-	-	(4,682)
Issuance and amortization of warrants for deferred contract costs	-	-	-	-	(32,924)	23,902	-	-	(9,022)
Proceeds from issuance of common stock	-	-	60,424	60	199,940	-	-	-	200,000
Proceeds from exercise of warrants	-	-	92,687	93	174,907	-	-	-	175,000
Conversion of preferred stock to common stock	(20)	-	8,000	8	(8)	-	-	-	-
Issuance of common stock in connection with Asset Purchase	-	-	5,750,000	5,750	11,695,500	-	-	-	11,701,250
Issuance of warrants in connection with leases	-	-	-	-	762,240	-	(762,240)	-	-
Issuance of warrants in connection with Secured Convertible Note	-	-	-	-	679,070	-	-	-	679,070
Amortization of deferred lease costs	-	-	-	-	-	-	63,520	-	63,520
Net loss	-	-	-	-	-	-	-	(3,679,233)	(3,679,233)

Balance September 30, 2006	160	$-	22,558,127	$22,558	$27,606,639	$(3,905)	$(698,720)	$(14,314,597)	$12,611,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,679,233)	$(2,615,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,078	66,370
Loss on disposal of fixed assets	500	-
Deferred rent	184,748	(19,530)
Amortization of deferred financing costs	152,309	-
Amortization of deferred debt discount	75,940	10,480
Amortization of deferred expenses	(9,022)	30,078
Amortization of deferred lease costs	63,520	-
Stock option compensation	756,793	154,517
Forgiveness of debt	(100,000)	-
Changes in:
Accounts receivable	131,345	115,160
Inventory	(249,429)	(156,343)
Prepaid expenses and other current assets	303,563	(285,122)
Accounts payable	145,050	74,722
Accounts payable - related parties	6,874	(4,525)
Interest payable	4,590	6,885
Accrued expenses and other current liabilities	(225,389)	24,051

NET CASH USED IN OPERATING ACTIVITIES	(2,353,763)	(2,598,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(277,330)	(644,172)
Expenditures for property and equipment in connection with Asset Purchase	(309,770)	-
Payment for security deposits	(219,693)	-

NET CASH USED IN INVESTING ACTIVITIES	(806,793)	(644,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(2,544,706)	-
Proceeds from issuance of common stock	200,000	-
Proceeds from issuance of secured convertible note	11,000,000	-
Financing costs related to secured convertible note	(1,222,852)	-
Proceeds from exercise of warrants and employee stock options	207,522	1,084,618
Proceeds from warrant subscription receivable	-	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,639,964	1,234,618

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,479,408	(2,007,954)

CASH AND CASH EQUIVALENTS - Beginning	591,664	3,372,486

CASH AND CASH EQUIVALENTS - Ending	$5,071,072	$1,364,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$467,500	$-

Income taxes	$10,000	$7,065

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Conversion of notes payable and related accrued interest into common stock	$-	$1,186,000

Issuance of warrants in exchange for warrant subscription receivable	$-	$350,000

Stock issued in connection with Asset Purchase	$11,701,250	$-

Warrants issued for lease agreements	$762,240	$-

Warrants issued in connection with secured convertible note	$679,070	$-

Conversion of preferred stock into common stock	$8	$-

Revaluation of warrants issued for contract costs	$32,924	$-

Revaluation of options issued for compensation costs	$63,740	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

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

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
               The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2005 and 2004 contained in Form 10-KSB filed on April 3, 2006.

               Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that would be expected for the year ending December 31, 2006.

Principles of Consolidation
               The consolidated financial statements include the accounts of New EEI and its wholly owned subsidiaries EEI, EEF and MEP. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
               In the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

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

               The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2006, the Company had cash balances of $4,974,329 in excess of the federally insured limit of $100,000. The Company also has substantial cash balances which are invested in a money market account with a bank.

               Concentrations of credit risk with respect to accounts receivable are limited because the Company’s customers are primarily the United States Government or its agencies. Credit risk with respect to trade accounts receivable from private entities is not significant.

               The Company has in escrow $2,544,706 reserved for future interest and redemption payments in connection with its 8.5% senior secured convertible notes issued in April 2006. These funds may be released for general corporate purposes upon issuing the Company’s common stock for interest and principle payments, at the sole discretion of the Company.

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
For the Nine Months Ended September 30, 2006 and 2005

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

Significant Customers
               The Company had four customers with sales of 10% or more of total sales for the nine months ended September 30, 2006. Net sales to the Company’s four major customers represented 23.9%, 22.2%, 21.4% and 21.4%, respectively. Accounts receivable from significant customers amounted to $532,942 and $185,418 as September 30, 2006 and December 31, 2005, respectively. The Company had three customers with sales of 10% or more of total sales for the nine months ended September 30, 2005. Net sales to the Company’s three major customers represented approximately 33.4%, 22.9% and 20.2%, respectively.

Stock-Based Compensation
               Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees” (“APB 25”). As a result, the Company’s net loss for the nine months ended September 30, 2006 is $615,073 higher than if it had continued to account for share-based compensation under APB 25. The Company recorded total stock-based compensation of $756,793 during this period.

               For the three and nine months ended September 30, 2005, as was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.” For the three and nine months ended September 30, 2005, the Company recorded compensation expense in general and administrative expenses amounting to $48,801 and $146,402, respectively, related to stock options granted to employees. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss as reported	$(710,280)	$(2,615,243)
Add: stock-based employee compensation expense included in reported net loss	48,801	146,402
Deduct: total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(257,879)	(526,865)

Proforma net loss attributable to common stockholders	$(919,358)	$(2,995,706)

Proforma net loss per share attributable to common stockholders (basic and diluted)	$(0.06)	$(0.22)

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

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

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of September 30, 2006 and 2005:

	2006	2005

Preferred stock convertible into common stock	64,000	78,800
Warrants to purchase common stock	4,720,908	1,308,636
Options to purchase common stock	1,267,908	1,281,601
Secured convertible note	2,894,737	-

Total potential common shares	8,947,553	2,669,037

Recently Issued Accounting Pronouncements
               In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 — Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

               In March 2006, the FASB issued Statement of Financial Accounting Standard 156 — Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

               In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

               In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 will have on our results of operations and financial condition.

               In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 — Inventories

               Inventories consist of the following as of September 30, 2006 and December 31, 2005:

	2006	2005

Raw materials	$99,478	$256,185
Work in progress	494,401	88,265

Total	$593,879	$344,450

NOTE 4 — Property and Equipment

               Property and equipment consists of the following as of September 30, 2006 and December 31, 2005:

	2006	2005	Estimated Useful Lives

Equipment (1)	$13,746,556	$1,652,276	5 to 15 Years
Leasehold improvements	223,170	30,359	3 to 15 Years

Total property and equipment	13,969,726	1,682,635
Less: Accumulated depreciation and amortization	391,332	308,013

Property and equipment, net	$13,578,394	$1,374,622

               (1)  Included in equipment is $1,144,069 and $868,809 of construction in progress which has not been placed in service as of September 30, 2006 and December 31, 2005, respectively and therefore not depreciated during the periods then ended. Assets not placed in service from the Asset Purchase (see Note 10) as of September 30, 2006 total $12,011,020 and have not been depreciated.

               Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $84,078 and $66,370, respectively, and $39,439 and $21,775 for the three months ended September 30, 2006 and 2005, respectively.

NOTE 5 — Long-Term Debt

               Long-term debt consists of the following as of September 30, 2006 and December 31, 2005:

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

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

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business:
Face value	50,000	150,000
Remaining discount to fair value (effective interest rate of 5%)	(611)	(5,979)

Fair value	49,389	144,021

Total long-term debt	171,775	266,407
Less: current maturities	110,582	205,214

Total long-term debt, less current maturities	$61,193	$61,193

               Interest expense related to the long-term debt of CII amounted to $4,590 and $6,885 for the nine months ended September 30, 2006 and 2005, respectively, and $1,530 and $2,295 for the three months ended September 30, 2006 and 2005, respectively.

               Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $5,368 and $10,480 for the nine months ended September 30, 2006 and 2005, respectively, and $1,813 and $3,536 for the three months ended September 30, 2006 and 2005, respectively. On September 28, 2006, the Company reached a settlement with EaglePicher Technologies, LLC to forgive $100,000 of the remaining $150,000, which was due on October 1, 2006, and the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice, in exchange for the termination of the Company’s right of first refusal on buying the EaglePicher Technologies, LLC nickel hydrogen battery business. The remaining balance $50,000 is be paid on December 1, 2006, and the remaining discount to fair value shall be fully accreted at this time.

               Maturities of long-term debt as of September 30, 2006 are as follows:

For the Period Ending September 30,	Amount

2006	$110,582
2007	61,193

Total	$171,775

NOTE 6 – Secured Convertible Note

               Secured convertible note consists of the following as of September 30, 2006:

Face Value	$ 11,000,000
Remaining discount to fair value	(608,498)

Fair value of secured convertible note	$ 10,391,502

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

               On March 31, 2006, the Company entered into a note and warrant purchase agreement with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company completed the note purchase transaction, pursuant to which the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 secured by certain assets of the Company and issued 578,947 warrants to purchase common stock that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. The Company incurred financing costs of $1,222,982 in connection with this loan which included placement agent and professional fees. Also, $2,970,000 of the proceeds were placed in escrow to pay the first two years of interest, as well as payment for the holders first put right. The first interest payment of $467,500 was made on September 30, 2006, and the balance of the escrow account, including interest income, was $2,544,706 as of September 30, 2006.

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

               Under the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of convertible debt instruments (the “Notes”), the shelf registration statement filed in connection with registration of the securities underlying the April 2006 Notes (the “Shelf Registration Statement”) was to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The interest penalties are payable in cash semi-annually in arrears on each of September 30 and March 31 thereafter for so long as interest is due, which, in this case, the payment would be due on March 31, 2007. The Company filed the Shelf Registration Statement on June 28, 2006. Subsequently, the SEC advised the Company that it had certain comments regarding the valuation of stock issued in connection with the asset acquisition and the recording of the secured convertible notes, primarily with respect to the Company’s June 30, 2006 10-QSB. While the Company believes it has reasonable basis for the accounting treatment for the above mentioned item, these comments could impact the Company’s prior periodic filings, including filings that are incorporated by reference into the Shelf Registration Statement, the effectiveness of the Shelf Registration Statement is delayed until the SEC’s comments are resolved. The Company has advised the holders of the Notes of the delay and has invoked its rights for a 30 day extension under the Registration Rights Agreement covering the first 30 days of delay. Penalties have, however, begun to accrue as of the expiration of such extension on October 27, 2006.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

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

               Interest expense, amortization of the deferred debt discount, and amortization of deferred financing costs in connection with the 8.5% interest bearing senior secured convertible notes and warrants amounted to $467,500, $70,573, and $152,309, respectively, for the nine months ended September 30, 2006.

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

               During the nine months ended September 30, 2006, 20 shares of preferred stock were converted into 8,000 shares of common stock.

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of March 31, 2006, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), and 3,000,000 shares of common stock for issuance under its 2005 Stock Compensation Plan (the “2005 Plan”). During the nine months ended September 30, 2006 the Company issued 47,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $32,522.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

               During the nine months ended September 30, 2006 warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm (See Note 9). During the nine months ended September 30, 2006 the Company issued 60,424 shares of common stock for proceeds of $200,000 in connection with this agreement.

               On April 5, 2006, the Company entered into an Asset Purchase Agreement issuing 5,750,000 shares of common stock in exchange for manufacturing equipment (See Note 10).

               On April 5, 2006, the Company entered in to a lease agreement for industrial space (See Note 9) and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit.

Stock Options
               The stock options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant. The purpose of the 2005 Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. As of September 30, 2006, unexercised stock options to purchase an aggregate of 1,267,908 shares of common stock have been granted to employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $0.26 to $6.76 per share.

               On January 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values.

               Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three and nine-month periods ended September 30, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded $761,475 of employee stock option compensation as of September 30, 2006. The remaining balance of unamortized employee stock compensation as of September 30, 2006 was $2,265,600 and will be fully amortized through 2009.

               During the nine months ended September 30, 2006, the Company recorded an adjustment of $4,682 to remeasure and amortize stock compensation expense in connection with 25,000 stock options previously issued to a consultant. The remaining balance of the stock compensation as of September 30, 2006 was $12,045 and will be amortized through June 2009.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm (See Note 9). During the nine months ended September 30, 2006, the Company issued 18,958 warrants in connection with this agreement.

               During the nine months ended September 30, 2006, the Company issued 1,000,000 warrants to purchase common stock in connection with its lease agreements (See Note 9) and 2,000,000 warrants to purchase common stock in connection with its asset purchase (See Note 10), and 578,947 warrants to purchase common stock in connection with its issuance of 8.5% interest bearing senior secured convertible notes (See Note 6).

               As of September 30, 2006, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 5, 2012 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.43.

NOTE 8 — Related Parties

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

               On August 1, 2006, the Company entered into a consulting agreement (the “Wylam Consulting Agreement”) with Mr. William Wylam, who was appointed a member of the Board of Directors of the Company, effective as of August 14, 2006. The Wylam Consulting Agreement provides that Mr. Wylam will consult with the Company on an ongoing basis. Under the terms of the Wylam Consulting Agreement, Mr. Wylam will be compensated at the rate of $1,500 per month, plus additional compensation for extra work at a rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Wylam Consulting Agreement. The Wylam Consulting Agreement will continue until terminated by either party with thirty days advance written notice.

               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $58,874 and $32,579 for the nine months ended September 30, 2006 and 2005, respectively, and $43,254 and $18,870 for the three months ended September 30, 2006 and 2005, respectively. Amounts due to these related parties as of September 30, 2006 and December 31, 2005 were $13,609 and $3,000, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on September 30, 2006 at $0.60 per warrant. Accordingly, the total estimated value of the warrants was reduced to $8,961. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the nine months ended September 30, 2006, the Company received an installment of cash funding and recognized $100,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $2,824 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of September 30, 2006 the remaining deferred contract cost was $3,905.

NOTE 9 — Commitments and Contingencies

Operating Leases
               The Company conducts its operations from three leased facilities. The Colorado Springs, Colorado operating lease expiring in March 2009, requires minimum monthly payments of $23,875. On September 28, 2006, the Company reached a settlement with EaglePicher Technologies, LLC to have the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice (see Note 5). On May 4, 2006, the Company signed a lease agreement for the Danbury, Connecticut location for a one year term commencing August 1, 2006 for $9,071 per month.

               On April 5, 2006, the Company entered into various six year lease agreements to lease 200,000 square feet of industrial space in three buildings in located at 12801 N.W. Highway 441, Alachua, Florida. In connection with the lease agreements, and in addition to rental payments, the Company issued a four-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The value of the warrants issued in connection with the lease agreements is $762,240 and recorded as deferred lease costs. Furthermore, the Company reserved 68,354 shares of its common stock as security in connection with the leases. The future minimum rental payments under these leases are as follows: Year 1 — $235,000, Year 2 — $455,000, Years 3 through 5 — $675,000, Year 6 — $1,115,000. In April 2006, the Company paid a security deposit representing the last two months rent of $185,833.

               Rental expense related to facilities under operating leases amounted to $599,544 and $279,069 for the nine months ended September 30, 2006 and 2005, respectively, and $253,042 and $93,356, for the three months ended September 30, 2006 and 2005, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

               Deferred rent consists of the following as of September 30, 2006 and December 31, 2005:

	2006	2005

Facility:
Colorado Springs, Colorado	$65,130	$84,660
Alachua, Florida – rental payments	204,278	-

Total deferred rent	269,408	84,660
Less: current portion of deferred rent	(65,130)	(26,040)

Deferred rent, net of current portion	$204,278	$58,620

               Future minimum rental payments under the above noncancelable operating leases as of September 30, 2006 are as follows:

For the Year Ending December 31,	Amount

2006	$157,588
2007	463,497
2008	620,000
2009	675,000
2010	675,000
Thereafter	1,283,750

$3,874,835

Supply Agreement
               The Company has a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 21.38% and 20.2% of total sales for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable from EaglePicher amounted to $28,492 and $14,165 as of September 30, 2006 and December 31, 2005, respectively. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. EaglePicher and its U.S. subsidiaries successfully completed their Chapter 11 restructuring process. On August 1, 2006, pursuant to their confirmed plan of reorganization, substantially all the assets of EPI and its U.S. subsidiaries were transferred to the newly formed EaglePicher Corporation (“EPC”).

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, pursuant to which a venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 17 months following the closing, conditioned upon the Company achieving certain development milestones. On October 17, 2005, upon receipt of $100,000, the Company issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement. During the nine months ended September 30, 2006, upon receipt of $200,000, the Company issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement.

NOTE 10 – Asset Purchase

               On April 5, 2006, the Company completed an acquisition of certain assets relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller”), pursuant to the terms of an Asset Purchase Agreement by and among the Company, EEF, and the Seller. The total purchase price for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated at the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated through EEF in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement. The Company agreed to include 750,000 Consideration Shares in a registration statement that the Company intends to file in connection with the note purchase transaction. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller.

               The aggregate purchase price was $12,011,020 which consisted of the issuance of 5,750,000 shares of the Company’s common stock valued at $11,701,250, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $11,820,020 and leasehold improvements of $191,000. The purchased assets require further improvements in order to become operational. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18. The purchased assets require further improvements in order to become operational.

               Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing.

NOTE 11 – Other Events

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Net Revenue

               Consolidated net revenue for the third quarter of 2006 was $1,238,173 compared with $981,875 for the same period of 2005, an increase of $256,298, or 26.1%. Consolidated net revenue for the nine months ended September 30, 2006 was $3,231,452 compared with $2,789,154 for 2005, an increase of $442,298, or 15.9%. Of the revenue increase, $517,597 was attributable to an increase of revenues from product manufacturing operations offset by revenue decreases of $75,299 for the services operations.

               Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $110,282 (8.9% of net revenue) and $295,298 (57.7% of net revenue) for the third quarter of 2006 and 2005, respectively and $690,800 (21.4% of net revenue) and $554,043 (20.2% of net revenue), for the nine months ended September 30, 2006 and 2005, respectively.

               Net revenue from services for the third quarter of 2006 was $735,178 compared with $634,764 for the same period of 2005, an increase of $100,414 or 15.8%. Net revenue from services for the nine months ended September 30, 2006 was $2,117,759 compared with $2,193,058 for 2005, a decrease of $75,299 or (3.4)% The decrease in the research and development services operations business was related to a delay in US Department of Energy and Department of Defense contracts for funds appropriated in the 2006 federal budget. The service contract backlog as of September 30, 2006 was $1,783,703.

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

               Net revenue from products for the third quarter of 2006 was $502,995 compared with $347,111 for the same period of 2005, a increase of $155,884 or 44.9%. Net revenue from products for the nine months ended September 30, 2006 was $1,113,693 compared with $596,096 for 2005, an increase of $517,597 or 86.8%. The primary reason for the increase resulted from an increase in net revenue pursuant to a resumption of orders per a supply agreement with EaglePicher. The Company expects this trend to continue into the second half of 2006. A product order backlog of $620,631, as of September 30, 2006, is expected to be shipped and invoiced by December 31, 2006.

Gross Profit (Loss)

               Consolidated gross loss for the third quarter of 2006 was $(21,616) (-1.8% of net revenue) compared with $(138,481) (-14.1% of net revenue) in 2005. Consolidated gross loss for the nine months ended September 30, 2006 was $(369,771) (-11.4% of net revenue) compared to $(658,790) (-23.6% of net revenue) for the nine months ended September 30, 2005, a decrease of $289,019 or -43.9%. The gross loss decrease was mainly from the shift of product revenue from service revenues.

               Gross loss from services in the third quarter of 2006 was $(211,475) (-17.1% of net revenue) compared with $(278,926) (-28.4% of net revenue) in 2005. Gross loss from services for the nine months ended September 30, 2006 was $(641,060) (-19.8% of net revenue) compared to $(269,614) (-9.7% of net revenue) for the nine months ended September 30, 2005. The gross loss from services pertains to gross loss on the Company’s research and development contracts with the U.S. government and its agencies. The gross loss increase was mainly driven by excess overhead maintained in anticipation of contracts from the US government and its agencies. The gross loss from services also includes costs associated with the Florida manufacturing facility.

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

               Gross profit from products for the third quarter of 2006 was $189,859 (15.3% of net revenue) compared with $140,445 (14.3% of net revenue) in 2005. Gross profit from products for the nine months ended September 30, 2006 was $271,289 (8.4% of net revenue) and gross loss from products for the nine months ended September 30, 2005 was $(389,176) (-14.0% of net revenue). The primary reason for the increase in profit resulted from an increase in order volume pursuant to a supply agreement with EaglePicher.

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

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the third quarter of 2006 were $922,749 (74.5% of net revenue) compared with $378,103 (38.5% of net revenue) in 2005, an increase of $544,646 or 144.1% SG&A expenses for the nine months ended September 30, 2006 were $2,124,165 (65.7% of net revenue) compared with $1,511,503 (54.2% of net revenue) for the nine months ended September 30, 2005, an increase of $612,663, or 54.2%. The increase in SG&A for the nine months ended September 30, 2006 was primarily a result of $306,729 of start-up costs associated with the Florida manufacturing facility, an increase of $756,793 of expense was related to the amortization of stock-based compensation expense and a decrease in professional fees of approximately $300,000.

Research and Development Expenses

               Research and development (“R&D”) expenses for the third quarter of 2006 were $306,247 (24.7% of net revenue) compared with $195,671 (19.9% of net revenue) in 2005, an increase of $110,576, or 56.5%. R&D expenses for the nine months ended September 30, 2006 were $757,158 (23.4% of net revenue) compared with $458,200 (16.4% of net revenue) for the nine months ended September 30, 2005 an increase of $298,958, or 65.3%. The nature of the R&D expenses relates to experimentation and product development for bipolar nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) applications for automotive applications, for improved nickel cadmium batteries for the aerospace market, and for bipolar lithium ion for advanced military applications. R&D conducted in applying the Company’s patented bipolar design to Lithium Ion batteries is in connection with a development agreement with a venture capital firm. The venture capital firm will make direct equity investments over a 17 month period in exchange for the Company’s common stock under a stock purchase agreement.

Other (Income) Expense

               Interest expense, net, for the third quarter of 2006 was $194,875 compared to interest expense, net, of $2,295 in 2005, an increase of $192,580. Interest expense, net for the nine months ended September 30, 2006 was $435,168, compared with interest income, net, of $6,707 for the nine months ended September 30, 2005, an increase of $428,461. The primary reason for the increase in interest expense relates to interest expense in the amount of $467,500 on the issuance of the 8.5% interest bearing senior secured notes in April 2006. Dividend income was $61,180 and $126,252 for the three and nine months ended September 30, 2006. Amortization of deferred debt discount was $35,287 and $70,573 for the three and nine months ended September 30, 2006, respectively. Amortization of deferred financing costs were $76,462 and $152,309 for the three and nine months ended September 30, 2006, respectively. Gain on disposal of fixed assets was $3,659 for the nine months ended September 30, 2006. Forgiveness of debt of the non-interest bearing note from the settlement with EaglePicher LLC was $100,000 for the nine months ended September 30, 2006.

Net Loss

                  Net loss for the third quarter of 2006 was $(1,391,806) or $(0.06) per share (basic and diluted) compared with $(710,280) or $(0.05) per share in 2005. Net loss for the nine months ended September 30, 2006 was $(3,679,233) or $(0.18) per share (basic and diluted), compared to net loss of $(2,615,243) or $(0.19) per share (basic and diluted) for the nine months ended September 30, 2005.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative-related parties as an operating expense in the amount of $43,254 and $58,874 for the three and nine months ended September 30, 2006, respectively compared with $9,000 and $32,579 for the three and nine months ended September 30, 2005. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has agreements with Jack T. Brown, Alvin Salkind, Robert Hamlen, William Wylam and Martin Klein, shareholders of the Company’s common stock, to provide consulting services.

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

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on September 30, 2006 at $0.60 per warrant. Accordingly, the total estimated value of the warrants was reduced to $8,961. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the nine months ended September 30, 2006, the Company received an installment of cash funding and recognized $100,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $2,824 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of September 30, 2006 the remaining deferred contract cost was $3,905.

Financial Condition
Liquidity and Capital Resources
               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

September 30, 2006		December 31, 2005
Working capital	$ 6,782,141	$ 1,428,795
Current ratio	12.92	3.06
Long-term debt to equity ratio	84.50	4.45

                The Company’s long-term debt exclusive of its secured convertible notes discussed below, was $61,193 as of September 30, 2006. Current maturities of long-term debt are $210,582 as of the same period.

               The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of September 30, 2006, the note payable had a face value of $50,000 with a remaining discount to fair value of $(611). On September 28, 2006, the Company reached a settlement with EaglePicher Technologies, LLC to forgive $100,000 of the remaining $150,000, which was due on October 1, 2006, and the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice, in exchange for the termination of the Company’s right of first refusal on buying the EaglePicher Technologies, LLC nickel hydrogen battery business. The remaining balance of $50,000 is to be paid on December 1, 2006, and the remaining discount to fair value will be fully accreted at that time. During the nine months ended September 30, 2006, the Company accreted an additional $5,368 of interest at an effective rate of 5%, increasing the fair value of the note payable to $149,389.

               The Company has a note payable with Connecticut Innovations, Incorporated (“CII”) in the amount of $183,579. The note payable has a three-year term with principal payments of $61,193 plus applicable interest at a fixed rate of 5% to be made annually on December 31st.

               On March 31, 2006, the Company entered into a note and warrant purchase agreement with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company completed the note purchase transaction, pursuant to which the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 secured by certain assets of the Company and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. The Company incurred financing costs of $1,222,982 in connection with this loan which included placement agent and professional fees. Also, $2,970,000 of the proceeds were placed in escrow to pay the first two years of interest, as well as payment for the holders first put right. The first interest payment of $467,500 was made on September 30, 2006, and the balance of the escrow account, including interest income, was $2,544,706 as of September 30, 2006.

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

               Under the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of convertible debt instruments (the “Notes”), the shelf registration statement filed in connection with registration of the securities underlying the April 2006 Notes (the “Shelf Registration Statement”) was to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The interest penalties are payable in cash semi-annually in arrears on each of September 30 and March 31 thereafter for so long as interest is due, which, in this case, the payment would be due on March 31, 2007. The Company filed the Shelf Registration Statement on June 28, 2006. Subsequently, the SEC advised the Company that it had certain comments regarding the valuation of stock issued in connection with the asset acquisition and the recording of the secured convertible note, primarily with respect to the Company’s June 30, 2006 10-QSB. While the Company believes it has reasonable basis for the accounting treatment for the above mentioned item, these comments could impact the Company’s prior periodic filings, including filings that are incorporated by reference into the Shelf Registration Statement, the effectiveness of the Shelf Registration Statement is delayed until the SEC’s comments are resolved. The Company has advised the holders of the Notes of the delay and has invoked its rights for a 30 day extension under the Registration Rights Agreement covering the first 30 days of delay. Penalties have, however, begun to accrue as of the expiration of such extension on October 27, 2006.

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

               Interest expense, amortization of the deferred debt discount, and amortization of deferred financing costs in connection with the 8.5% interest bearing senior secured convertible notes and warrants amounted to $467,500, $70,573, and $152,309, respectively, for the nine months ended September 30, 2006.

               During the nine months ended September 30, 2006 warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock. As of September 30, 2006 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 5, 2012 and exercise prices ranging from $1.00 to $9.06 to purchase 25,632,786 shares of common stock. The weighted average exercise price of the outstanding warrants $5.43.

               During the nine months ended September 30, 2006 the Company issued 47,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $32,522. As of September 30, 2006, 1,267,908 options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of September 30, 2006 is $503,707.

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

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock and warrants to purchase 75,829 shares of unregistered common stock at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 17 months following the closing, conditioned upon the Company achieving certain development milestones. In 2005, the Company issued 30,208 shares of unregistered common stock, collecting $100,000, and issued 9,476 warrants in connection with this agreement. During the nine months ended September 30, 2006, upon receipt of $200,000 the Company issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company is directing the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

               Net cash used in operating activities totaled $(2,353,763) and $(2,598,400) for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005 the Company began to build inventory components primarily for future use in generating revenue from services in anticipation of pending contract awards. The Company had accrued expenses primarily related to equipment purchases and for legal services in connection with the potential asset purchase and related financing described below.

               The Company invested $587,100 and $644,172 in equipment during the first nine months ended September 30, 2006 and 2005, respectively. Current and prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines.

               The Company made payments towards security deposits of $219,693 and $0 during the first nine months ended September 30, 2006 and 2005, respectively. These payments relate primarily to the leases in Alachua, Florida.

               The Company continues to construct equipment internally to maintain its specialized staffing and to advance its initiative for commercialization of its nickel metal hydride and lithium ion product lines. In connection with the asset purchase, the Company issued debt to fund the retrofitting of the equipment making it suitable for its patented bipolar stacked wafer concept and for business development. The Company expects to invest up to $2,840,000 in capital expenditures in the next twelve months, to facilitate the operating capabilities of the acquired assets. Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement noted above, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. As of September 30, 2006, the Company has cash and cash equivalents in excess of $5,071,072. In addition, the Company has $2,544,706 of restricted cash held in escrow for future interest and redemption payments in connection with the private placement of 8.5% senior secured convertible notes.

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

               To support the Florida facility improvements, product development activities and market development plans, the Company is hiring technical and marketing staff, based primarily in Connecticut and Florida. Sample products are being developed for submission to target customers and potential strategic partners. Demonstration projects to showcase the Company’s technology are being pursued and are expected to provide revenue, but on a cost share basis that will not recover full project costs. Significant commercial contracts are expected to be signed over the next 6 to 15 months. Primary target markets are military and government, transportation, utility power quality and backup, and power tools. It is not possible to predict the success of management’s efforts to achieve our goals for the facility in Florida.

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

               Effective August 8, 2006, Audra J. Mace resigned as Chief Financial Officer and Corporate Secretary of Electro Energy, Inc. and its subsidiaries.  Ms. Mace was not subject to an employment agreement with the Company, and no contractual obligations remain between the Company and Ms. Mace.  Michael E. Reed, the Company’s Chief Executive Officer and President, has been appointed interim Chief Financial Officer of the Company by the Board of Directors, effective as of August 8, 2006, while the Company conducts a search for Ms. Mace’s successor.  Mr. Reed will serve as interim Chief Financial Officer of the Company on the same terms and conditions of his existing employment agreement and confidentiality and unfair competition agreement with the Company, each dated April 28, 2005, and effective May 2, 2005. Also, in the interim, the Company has engaged an outside consulting firm experienced in SEC and reporting requirements, to assist in the Securities Exchange Act of 1934 reporting requirements and in SEC compliance.

               With the exception of the Ms. Mace’s resignation, there were no other changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS.

               None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

               None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5. OTHER INFORMATION.

               None.

Item 6. EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto.(2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser.(2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser.(2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto.(2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement.(2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement.(2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent.(2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements.(2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements.(2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
31.1	Section 302 Certification of Chief Executive Officer.(1)
31.2	Section 302 Certification of Chief Financial Officer.(1)
32.1	Section 906 Certification of Chief Executive Officer.(1)
32.2	Section 906 Certification of Chief Financial Officer.(1)

(1) Filed herewith.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: November 20, 2006		Title: Chief Executive Officer