Form 10QSB/A
period 2006-06-30
ELECTRO ENERGY INC
filed 2007-01-19
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

ELECTRO ENERGY INC.

ii

Explanatory Note

               The Company has restated its Condensed Consolidated Financial Statements for the six months ended June 30, 2006 due to a revaluation of 5,750,000 shares of the Company's common stock issued as part of the Asset Purchase Agreement described in Note 11 to the Condensed Consolidated Financial Statements and elsewhere in this report. The effect on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2006 was an increase in property and equipment of $9,039,821 and a corresponding increase in the additional paid in capital component of stockholders' equity. There was no effect on the Condensed Consolidated Statements of Operations for the periods ended June 30, 2006 and basic and diluted earnings per share for the periods ended June 30, 2006 did not change. There was no effect on the Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2006, except for an increase in stock issued in connection with asset purchase of $9,039,821 in the supplemental disclosures of non-cash activities. The foregoing restatement adjustments did not affect the Company's reported cash and cash equivalents balance during the reported periods.

               In addition, in the current quarter we have reclassified certain components of our stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported.

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

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of June 30, 2006 (UNAUDITED) (AS RESTATED)	As of December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$5,881,578	$591,664
Current portion of cash - restricted	935,000	-
Accounts receivable, net of allowance for doubtful accounts of $5,652	390,262	666,317
Inventories	608,200	344,450
Prepaid expenses and other current assets	241,847	519,546

Total Current Assets	8,056,887	2,121,977

PROPERTY AND EQUIPMENT, Net	22,635,746	1,374,622

OTHER ASSETS
Cash - restricted, less current portion	2,035,000	-
Security deposit	228,164	8,471
Deferred financing costs	1,147,135	-

Total Other Assets	3,410,299	8,471

TOTAL ASSETS	$34,102,932	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of June 30, 2006 (UNAUDITED) (AS RESTATED)	As of December 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$208,769	$205,214
Accounts payable	168,018	134,902
Accounts payable - related parties	1,600	6,735
Interest payable	236,810	-
Current portion of deferred rent	26,040	26,040
Accrued expenses and other current liabilities	120,589	320,291

Total Current Liabilities	761,826	693,182

OTHER LIABILITIES
Long term debt, less current maturities	61,193	61,193
Secured convertible note, net of deferred debt discount of $643,784	10,356,216	-
Deferred rent, less current portion	149,044	58,620

Total Other Liabilities	10,566,453	119,813

TOTAL LIABILITIES	11,328,279	812,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 160 and 180 outstanding in 2006 and 2005, respectively ($160,000 and $180,000 liquidation preference)	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,558,127 and 16,599,719 shares issued and outstanding in 2006 and 2005, respectively	22,558	16,600
Additional paid-in capital	36,401,526	13,338,646
Deferred contract costs	(5,160)	(27,807)
Deferred lease costs, net	(730,480)	-
Accumulated deficit	(12,913,791)	(10,635,364)

TOTAL STOCKHOLDERS' EQUITY	22,774,653	2,692,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,102,932	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three and Six Months Ended June 30, 2006 and 2005
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

NET REVENUE
Services	$649,734	$622,189	$1,362,583	$1,556,174
Products	246,985	134,776	630,696	251,105

TOTAL NET REVENUE	896,719	756,965	1,993,279	1,807,279

COST OF REVENUE
Cost of services	773,908	776,933	1,612,477	1,766,183
Cost of products	146,746	333,189	492,671	779,608

TOTAL COST OF REVENUE	920,654	1,110,122	2,105,148	2,545,791

GROSS LOSS	(23,935)	(353,157)	(111,869)	(738,512)

OPERATING EXPENSES
Selling, general and administrative (including non-cash compensation of $251,305 and $(1,913) for the three months ended and $509,035 and $97,598 for the six months ended June 30, 2006 and 2005, respectively)	911,198	519,942	1,430,240	1,099,210
Selling, general and administrative - related parties	4,600	13,067	15,620	23,552
Research and development	293,911	23,655	433,753	54,963

TOTAL OPERATING EXPENSES	1,209,709	556,664	1,879,613	1,177,725

OPERATING LOSS	(1,233,644)	(909,821)	(1,991,482)	(1,916,237)

OTHER EXPENSE (INCOME)
Interest expense (income), net	173,442	(9,166)	175,221	(11,284)
Amortization of deferred debt discount	35,286	-	35,286	-
Amortization of deferred financing costs	75,847	-	75,847	-
Loss on disposal of fixed assets	-	-	591	-

TOTAL OTHER EXPENSE (INCOME)	284,575	(9,166)	286,945	(11,284)

NET LOSS	$(1,518,219)	$(900,655)	$(2,278,427)	$(1,904,953)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.07)	$(0.12)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	22,310,540	13,252,460	19,520,742	13,005,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) For the Six Months Ended June 30, 2006
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Costs	Costs	Deficit	Equity
					(AS RESTATED)	(AS RESTATED)				(AS RESTATED)

Balance December 31, 2005	180	$-	16,599,719	$16,600	$13,781,153	$(442,507)	$(27,807)	$-	$(10,635,364)	$2,692,075

Reclassification of deferred compensation upon adoption of SFAS 123R	-	-	-	-	(442,507)	442,507	-	-	-	-
Proceeds of exercise of employee stock options	-	-	47,297	47	32,475	-	-	-	-	32,522
Employee Stock option compensation	-	-	-	-	514,115	-	-	-	-	514,115
Remeasurement and amortization of non-employee stock options	-	-	-	-	(5,080)	-	-	-	-	(5,080)
Issuance and amortization of warrants for deferred contract costs	-	-	-	-	(30,100)	-	22,647	-	-	(7,453)
Proceeds from issuance of common stock	-	-	60,424	60	199,940	-	-	-	-	200,000
Proceeds from issuance of warrants	-	-	92,687	93	174,907	-	-	-	-	175,000
Conversion of preferred stock to common stock	(20)	-	8,000	8	(8)	-	-	-	-	-
Issuance of common stock in connection with Asset Purchase	-	-	5,750,000	5,750	20,735,321	-	-	-	-	20,741,071
Issuance of warrants in connection with leases	-	-	-	-	762,240	-	-	(762,240)	-	-
Issuance of warrants in connection with Secured Convertible Note	-	-	-	-	679,070	-	-	-	-	679,070
Amortization of deferred lease costs	-	-	-	-	-	-	-	31,760	-	31,760
Net loss	-	-	-	-	-	-	-	-	(2,278,427)	(2,278,427)

Balance June 30, 2006	160	$-	22,558,127	$22,558	$36,401,526	$-	$(5,160)	$(730,480)	$(12,913,791)	$22,774,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,278,427)	$(1,904,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,134	42,699
Loss on disposal of fixed assets	591	-
Deferred rent	(13,020)	(13,020)
Amortization of deferred financing costs	75,847	-
Amortization of deferred debt discount	38,841	6,944
Amortization of deferred expenses	(7,453)	60,766
Amortization of deferred lease costs	31,760	-
Stock option compensation	509,035	97,598
Changes in:
Accounts receivable	276,055	559,283
Inventory	(263,750)	(151,962)
Prepaid expenses and other current assets	277,699	(193,116)
Accounts payable	33,116	(3,744)
Accounts payable - related parties	(5,135)	(4,525)
Interest payable	236,810	4,590
Accrued expenses and other current liabilities	(96,258)	34,853

NET CASH USED IN OPERATING ACTIVITIES	(1,126,155)	(1,464,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(269,008)	(358,546)
Expenditures for property and equipment in connection with Asset Purchase	(309,770)	-
Payment for security deposits	(219,693)	-

NET CASH USED IN INVESTING ACTIVITIES	(798,471)	(358,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(2,970,000)	-
Proceeds from issuance of common stock	200,000	-
Proceeds from issuance of secured convertible note	11,000,000	-
Financing costs related to secured convertible note	(1,222,982)	-
Proceeds from exercise of warrants and employee stock options	207,522	702,706
Proceeds from warrant subscription receivable	-	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,214,540	852,706

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,289,914	(970,437)

CASH AND CASH EQUIVALENTS - Beginning	591,664	3,372,486

CASH AND CASH EQUIVALENTS - Ending	$5,881,578	$2,402,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-

Income taxes	$10,000	$1,314

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Stock issued in connection with Asset Purchase (AS RESTATED)	$20,741,071	$-

Warrants issued for lease agreements	$762,240	$-

Warrants issued in connection with secured convertible note	$679,070	$-

Conversion of preferred stock into common stock	$8	$-

Revaluation of warrants issued for contract costs	$30,100	$-

Revaluation of options issued for compensation costs	$58,258	$-

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

               Acquisition of the Florida facility (see Note 11) provides manufacturing capabilities for prismatic and cylindrical cell battery products that may offer product revenue opportunities while the Company’s bipolar technology is being developed and marketed.

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

Significant Customers
               The Company had three customers with sales of 10% or more of total sales for the six months ended June 30, 2006. Net sales to the Company’s three major customers represented 23%, 21% and 29%, respectively. Accounts receivable from these customers amounted to $330,696 and $185,418 as June 30, 2006 and December 31, 2005, respectively. The Company had three customers with sales of 10% or more of total sales for the six months ended June 30, 2005. Net sales to the Company’s three major customers represented 39%, 25% and 15%, respectively.

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

NOTE 3 – Restatement of Previously Issued Financial Statements

               The Company has restated its Condensed Consolidated Financial Statements for the six months ended June 30, 2006 due to a revaluation of 5,750,000 shares of the Company’s common stock issued as part of the Asset Purchase Agreement described in Note 11. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Condensed Consolidated Balance Sheet as of June 30, 2006.

               The Asset Purchase Agreement required the Company to issue restricted common stock to the seller of the assets as consideration for the assets purchased. In connection with the asset purchase, the Company commissioned an appraisal of the assets and a valuation of the restricted common stock. The valuation of the restricted common stock indicated that the fair value of the restricted common stock was lower than the quoted market price of the Company’s freely traded common stock due to, among other factors, the restriction on the transferability of such stock. The Company originally used the fair value of the restricted common stock indicated in the valuation to determine the fair value of the assets acquired, believing that the fair value of the restricted common stock issued was the most reliable measure of fair value.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

               However, upon further review of the asset purchase transaction, the Company determined that the quoted market price of its freely traded common stock along with the asset appraisal were the more appropriate measures of the fair value of the assets acquired. Accordingly, the Company is restating its Condensed Consolidated Financial Statements to use the asset appraisal and the quoted market price of its freely traded common stock in determining the fair value of the assets acquired.

               The effect on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2006 was an increase in property and equipment of $9,039,821 and a corresponding increase in the additional paid in capital component of stockholders’ equity of $9,039,821. There was no effect on the Condensed Consolidated Statements of Operations for the periods ended June 30, 2006 and basic and diluted earnings per share for the periods ended June 30, 2006 did not change. There was no effect on the Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2006, except for an increase of $9,039,821 in stock issued in connection with asset purchase in the supplemental disclosures of non-cash activities. The foregoing restatement adjustments did not affect the Company’s reported cash and cash equivalents balance during the reported periods.

               Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect the Condensed Consolidated Financial Statements and that the Condensed Consolidated Financial Statements have been restated to fairly present financial position and the related results of operations, changes in stockholders’ equity and cash flows for all dates and periods presented.

Impact of the Financial Statement Adjustments on the Consolidated Balance Sheet

               The following is a summary of the impact of the adjustments on the Company’s previously reported Condensed Consolidated Balance Sheet as of June 30, 2006:

	June 30, 2006

	(As reported)	(As restated)

ASSETS

Total current assets	$8,056,887	$8,056,887
Property and equipment, net	13,595,925	22,635,746
Other assets	3,410,299	3,410,299
TOTAL ASSETS	$25,063,111	$34,102,932

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$11,328,279	$11,328,279

Stockholders' Equity:
Common stock	22,558	22,558
Additional paid-in capital	27,361,705	36,401,526
Deferred contract costs	(5,160)	(5,160)
Deferred lease costs	(730,480)	(730,480)
Accumulated deficit	(12,913,791)	(12,913,791)
Total stockholders' equity	13,734,832	22,774,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,063,111	$34,102,932

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

NOTE 4 — Inventories

               Inventories consist of the following as of June 30, 2006 and December 31, 2005:

	2006	2005

Raw materials	$378,526	$256,185
Work in progress	229,674	88,265

Total	$608,200	$344,450

NOTE 5 — Property and Equipment

               Property and equipment consists of the following as of June 30, 2006 and December 31, 2005:

	2006	2005	Estimated Useful Lives

Equipment (1)	$22,780,125	$1,652,276	5 to 15 Years
Leasehold improvements	221,359	30,359	3 to 15 Years

Total property and equipment	23,001,484	1,682,635
Less: Accumulated depreciation and amortization	365,738	308,013

Property and equipment, net	$22,635,746	$1,374,622

           (1) Included in equipment is $1,137,817 and $868,809 of construction in progress which has not been placed in service as of June 30, 2006 and December 31, 2005, respectively and therefore not depreciated during the periods then ended. Assets not placed in service from the Asset Purchase (see Note 11) as of June 30, 2006 total $21,050,841, and have not been depreciated.

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

NOTE 7 – Secured Convertible Note

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

NOTE 8 — Stockholders’ Equity

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

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm (See Note 10). During the six months ended June 30, 2006 the Company issued 60,424 shares of common stock for proceeds of $200,000 in connection with this agreement.

               On April 5, 2006, the Company entered into an Asset Purchase Agreement issuing 5,750,000 shares of common stock in exchange for manufacturing equipment (See Note 11).

               On April 5, 2006, the Company entered in to a lease agreement for industrial space (See Note 10) and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit.

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

               Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three and six-month periods ended June 30, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded $514,115 of employee stock option compensation as of June 30, 2006. The remaining balance of unamortized employee stock compensation as of June 30, 2006 was $2,512,959 and will be fully amortized through 2009.

               During the six months ended June 30, 2006, the Company recorded an adjustment of $5,080 to decrease the previously recorded amount of deferred compensation expense in connection with 25,000 stock options issued to a consultant of which $5,751 has been amortized. The remaining balance of the deferred compensation amount as of June 30, 2006 was $17,925 and will be amortized through June 2009.

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm (See Note 10). During the six months ended June 30, 2006, the Company issued 18,958 warrants in connection with this agreement.

               During the six months ended June 30, 2006, the Company issued 1,000,000 warrants to purchase common stock in connection with its lease agreements (See Note 10) and 2,000,000 warrants to purchase common stock in connection with its asset purchase (See Note 11), and 578,947 warrants to purchase common stock in connection with its issuance of 8.5% interest bearing senior secured convertible notes (See Note 8).

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

NOTE 9 — Related Parties

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

NOTE 10 — Commitments and Contingencies

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005

NOTE 11 – Asset Purchase
               On April 5, 2006, the Company completed an acquisition of certain assets relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller”), pursuant to the terms of an Asset Purchase Agreement by and among the Company,, EEF, and the Seller. The total purchase price for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated at the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated through EEF in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement. The Company agreed to include 750,000 Consideration Shares in a registration statement that the Company intends to file in connection with the note purchase transaction. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller.

               The aggregate purchase price was $21,050,841 which consisted of the issuance of 5,750,000 shares of the Company’s common stock valued at $20,741,071, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18.

               Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing.

NOTE 12 – Subsequent Events

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

Restatement of Previously Issued Financial Statements

               As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company has restated its Condensed Consolidated Financial Statements for the six months ended June 30, 2006 due to a revaluation of 5,750,000 shares of the Company’s common stock issued as part of the Asset Purchase Agreement described in Note 11 to the Condensed Consolidated Financial Statements and elsewhere in this report. There was no effect on the Condensed Consolidated Statements of Operations for the periods ended June 30, 2006 and basic and diluted earnings per share for the periods ended June 30, 2006 did not change. There was no effect on the Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2006, except for an increase in stock issued in connection with asset purchase in the supplemental disclosures of non-cash activities. All references and comparisons are to the amounts as restated in the Condensed Consolidated Financial Statements for the six months ended June 30, 2006.

               In addition, in the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported.

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Net Revenue

               Consolidated net revenue for the second quarter of 2006 was $896,719 compared with $756,965 for the same period of 2005, an increase of $139,754, or 18.5%. Consolidated net revenue for the six months ended June 30, 2006 was $1,993,279 compared with $1,807,279 for 2005, an increase of $186,000, or 10.3%. Of the revenue increase, $379,591 was attributable to an increase of revenues from product manufacturing operations offset by revenue decreases of $(193,591) for the services operations.

               Consolidated net revenue included net revenue pursuant to a supply agreement with EaglePicher amounting to $174,282 (19.4% of net revenue) and $157,781 (20.8% of net revenue) for the second quarter of 2006 and 2005, respectively and $580,517 (29.1% of net revenue) and $258,745 (14.3% of net revenue), for the six months ended June 30, 2006 and 2005, respectively.

               Net revenue from services for the second quarter of 2006 was $649,734 compared with $622,189 for the same period of 2005, an increase of $27,545, or 4.4%. Net revenue from services for the six months ended June 30, 2006 was $1,362,583 compared with 1,556,174 for 2005, a decrease of $(193,591), or (12.4)% The decrease in the research and development services operations business was related to the conclusion of certain contracts in 2005 and a slow down in the timing of deliverables on existing contracts. Contract backlog as of June 30, 2006 was $3,196,925.

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

               Net revenue from products for the second quarter of 2006 was $246,985 compared with $134,776 for the same period of 2005, an increase of $112,209, or 83.3%. Net revenue from products for the six months ended June 30, 2006 was $630,696 compared with $251,105 for 2005, an increase of $379,591, or 151.2%. The primary reason for the increase resulted from an increase in net revenue pursuant to a supply agreement with EaglePicher amounting to $321,772, in addition to an increase in net revenue from existing customers of $57,819. The Company expects this trend to continue into the second half of 2006.

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

Other (Income) Expense

               Interest expense, net, for the second quarter of 2006 was $173,442 compared to interest income, net of $(9,166) in 2005, and increase of $182,608. Interest expense, net for the six months ended June 30, 2006 was $175,221, compared with interest income, net of $(11,284) for the six months ended June 30, 2005, an increase of $186,505. The primary reason for the increase in interest expense relates to interest accrued in the amount of $233,750 on the issuance of 8.5% interest bearing senior secured notes in April 2006. Deferred debt discount was $35,286 for the three and six months ended June 30, 2006. Deferred financing costs were $75,847 for the three and six months ended June 30, 2006. Loss on disposal of fixed assets was $591 for the six months ended June 30, 2006.

Net Loss

                  Net loss for the second quarter of 2006 was $(1,518,219) or $(0.07) per share (basic and diluted) compared with $(900,655) or $(0.07) in 2005. Net loss for the six months ended June 30, 2006 was $(2,278,427) or $(0.12) per share (basic and diluted), compared to net loss of $ $(1,904,953) or $(0.15) per share (basic and diluted) for the six months ended June 30, 2005.

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

Financial Condition

Liquidity and Capital Resources

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

June 30, 2006		December 31, 2005
Working capital	$ 7,295,061	$ 1,428,795
Current ratio	10.58	3.06
Long-term debt to equity ratio	46.40	4.45

               The Company’s long-term debt was $61,193 as of June 30, 2006. Current maturities of long-term debt are $208,769 as of the same period.

               The Company has a non-interest bearing note payable to EaglePicher requiring three annual installments of $150,000 that commenced in October 2004 and is secured by assets acquired in connection with the purchase of its Colorado Springs energy business. As of June 30, 2006, the note payable had a face value of $150,000 with a remaining discount to fair value of $(2,424). During the six months ended June 30, 2006, the Company accreted an additional $(3,555) of interest at an effective rate of 5%, increasing the fair value of the note payable to $147,576.

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

               The aggregate purchase price was $21,050,841 which consisted of the issuance of 5,750,000 shares of the Company’s common stock valued at $20,741,071, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18.

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

Unregistered Sales of Equity Securities

               On April 5, 2006, the Company entered into an Asset Purchase Agreement issuing 5,750,000 shares of common stock in exchange for manufacturing equipment (See Note 11 in the Notes to the Condensed Consolidated Financial Statements).

               On April 5, 2006, the Company entered in to a lease agreement for industrial space (See Note 10 in the Notes to the Condensed Consolidated Financial Statements) and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit.

Item 3. CONTROLS AND PROCEDURES.

               In connection with the restatement described above, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the filing date of this report (the “Evaluation Date”) and concluded that the Company’s disclosure controls and procedures were effective and adequately designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

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

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: January 19, 2007		Title: Chief Executive Officer