Form 10QSB/A
period 2006-09-30
ELECTRO ENERGY INC
filed 2007-01-19
CIK 1175636

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

ELECTRO ENERGY INC.

ii

Explanatory Note

               The Company has restated its Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 due to a revaluation of 5,750,000 shares of the Company's common stock issued as part of the Asset Purchase Agreement described in Note 11 to the Condensed Consolidated Financial Statements and elsewhere in this report. The effect on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2006 was an increase in property and equipment of $9,039,821 and a corresponding increase in the additional paid in capital component of stockholders' equity. There was no effect on the Condensed Consolidated Statements of Operations for the periods ended September 30, 2006 and basic and diluted earnings per share for the periods ended September 30, 2006 did not change. There was no effect on the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2006, except for an increase in stock issued in connection with asset purchase of $9,039,821 in the supplemental disclosures of non-cash activities. The foregoing restatement adjustments did not affect the Company's reported cash and cash equivalents balance during the reported periods.

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

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of September 30, 2006 (UNAUDITED) (AS RESTATED)	As of December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$5,071,072	$591,664
Current portion of cash - restricted	935,000	-
Accounts receivable, net of allowance for doubtful accounts of $5,652	534,972	666,317
Inventories	593,879	344,450
Prepaid expenses and other current assets	215,983	519,546

Total Current Assets	7,350,906	2,121,977

PROPERTY AND EQUIPMENT, Net	22,618,215	1,374,622

OTHER ASSETS
Cash - restricted, less current portion	1,609,706	-
Security deposit	228,164	8,471
Deferred financing costs	1,070,543	-

Total Other Assets	2,908,413	8,471

TOTAL ASSETS	$32,877,534	$3,505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of September 30, 2006 (UNAUDITED) (AS RESTATED)	As of December 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$110,582	$205,214
Accounts payable	279,952	134,902
Accounts payable - related parties	13,609	6,735
Interest payable	4,590	-
Current portion of deferred rent	65,130	26,040
Accrued expenses and other current liabilities	94,902	320,291

Total Current Liabilities	568,765	693,182

OTHER LIABILITIES
Long term debt, less current maturities	61,193	61,193
Secured convertible notes, net of deferred debt discount of $608,498	10,391,502	-
Deferred rent, less current portion	204,278	58,620

Total Other Liabilities	10,656,973	119,813

TOTAL LIABILITIES	11,225,738	812,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 160 and 180 outstanding in 2006 and 2005, respectively ($160,000 and $180,000 liquidation preference)	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,558,127 and 16,599,719 shares issued and outstanding in 2006 and 2005, respectively	22,558	16,600
Additional paid-in capital	36,646,460	13,338,646
Deferred contract costs	(3,905)	(27,807)
Deferred lease costs, net	(698,720)	-
Accumulated deficit	(14,314,597)	(10,635,364)

TOTAL STOCKHOLDERS' EQUITY	21,651,796	2,692,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,877,534	$3,505,070

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
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Costs	Costs	Deficit	Equity
					(AS RESTATED)	(AS RESTATED)				(AS RESTATED)

Balance December 31, 2005	180	$-	16,599,719	$16,600	$13,781,153	$(442,507)	$(27,807)	$-	$(10,635,364)	$2,692,075

Reclassification of deferred compensation upon adoption of SFAS 123R	-	-	-	-	(442,507)	442,507	-	-	-	-
Proceeds of exercise of employee stock options	-	-	47,297	47	32,475	-	-	-	-	32,522
Employee Stock option compensation	-	-	-	-	761,475	-	-	-	-	761,475
Remeasurement and amortization of non-employee stock options	-	-	-	-	(4,682)	-	-	-	-	(4,682)
Issuance and amortization of warrants for deferred contract costs	-	-	-	-	(32,924)	-	23,902	-	-	(9,022)
Proceeds from issuance of common stock	-	-	60,424	60	199,940	-	-	-	-	200,000
Proceeds from issuance of warrants	-	-	92,687	93	174,907	-	-	-	-	175,000
Conversion of preferred stock to common stock	(20)	-	8,000	8	(8)	-	-	-	-	-
Issuance of common stock in connection with Asset Purchase	-	-	5,750,000	5,750	20,735,321	-	-	-	-	20,741,071
Issuance of warrants in connection with leases	-	-	-	-	762,240	-	-	(762,240)	-	-
Issuance of warrants in connection with Secured Convertible Note	-	-	-	-	679,070	-	-	-	-	679,070
Amortization of deferred lease costs	-	-	-	-	-	-	-	63,520	-	63,520
Net loss	-	-	-	-	-	-	-	-	(3,679,233)	(3,679,233)

Balance September 30, 2006	160	$-	22,558,127	$22,558	$36,646,460	$-	$(3,905)	$(698,720)	$(14,314,597)	$21,651,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,679,233)	$(2,615,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,078	66,370
Loss on disposal of fixed assets	500	-
Deferred rent	184,748	(19,530)
Amortization of deferred financing costs	152,309	-
Amortization of deferred debt discount	75,940	10,480
Amortization of deferred expenses	(9,022)	30,078
Amortization of deferred lease costs	63,520	-
Stock option compensation	756,793	154,517
Forgiveness of debt	(100,000)	-
Changes in:
Accounts receivable	131,345	115,160
Inventory	(249,429)	(156,343)
Prepaid expenses and other current assets	303,563	(285,122)
Accounts payable	145,050	74,722
Accounts payable - related parties	6,874	(4,525)
Interest payable	4,590	6,885
Accrued expenses and other current liabilities	(225,389)	24,051

NET CASH USED IN OPERATING ACTIVITIES	(2,353,763)	(2,598,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(277,330)	(644,172)
Expenditures for property and equipment in connection with Asset Purchase	(309,770)	-
Payment for security deposits	(219,693)	-

NET CASH USED IN INVESTING ACTIVITIES	(806,793)	(644,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(2,544,706)	-
Proceeds from issuance of common stock	200,000	-
Proceeds from issuance of secured convertible note	11,000,000	-
Financing costs related to secured convertible note	(1,222,852)	-
Proceeds from exercise of warrants and employee stock options	207,522	1,084,618
Proceeds from warrant subscription receivable	-	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,639,964	1,234,618

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,479,408	(2,007,954)

CASH AND CASH EQUIVALENTS - Beginning	591,664	3,372,486

CASH AND CASH EQUIVALENTS - Ending	$5,071,072	$1,364,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$467,500	$-

Income taxes	$10,000	$7,065

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Conversion of notes payable and related accrued interest into common stock	$-	$1,186,000

Issuance of warrants in exchange for warrant subscription receivable	$-	$350,000

Stock issued in connection with Asset Purchase (AS RESTATED)	$20,741,071	$-

Warrants issued for lease agreements	$762,240	$-

Warrants issued in connection with secured convertible note	$679,070	$-

Conversion of preferred stock into common stock	$8	$-

Revaluation of warrants issued for contract costs	$32,924	$-

Revaluation of options issued for compensation costs	$63,740	$-

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

Reclassifications
               During the nine months ended September 30, 2006 we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

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

Stock-Based Compensation
               Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. As a result, the Company’s net loss for the nine months ended September 30, 2006 is $615,073 higher than if it had continued to account for share-based compensation under APB 25. The Company recorded total stock-based compensation of $756,793 during this period.

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

NOTE 3 – Restatement of Previously Issued Financial Statements

               The Company has restated its Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 due to a revaluation of 5,750,000 shares of the Company’s common stock issued as part of the Asset Purchase Agreement described in Note 11. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Condensed Consolidated Balance Sheet as of September 30, 2006.

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

               The effect on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2006 was an increase in property and equipment of $9,039,821 and a corresponding increase in the additional paid in capital component of stockholders’ equity. There was no effect on the Condensed Consolidated Statements of Operations for the periods ended September 30, 2006 and basic and diluted earnings per share for the periods ended September 30, 2006 did not change. There was no effect on the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2006, except for an increase of $9,039,821 in stock issued in connection with asset purchase in the supplemental disclosures of non-cash activities. The foregoing restatement adjustments did not affect the Company’s reported cash and cash equivalents balance during the reported periods.

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

Impact of the Financial Statement Adjustments on the Consolidated Balance Sheet

               The following is a summary of the impact of the adjustments on the Company’s previously reported Condensed Consolidated Balance Sheet as of September 30, 2006:

	September 30, 2006

	(As reported)	(As restated)

ASSETS

Total current assets	$7,350,906	$7,350,906
Property and equipment, net	13,578,394	22,618,215
Other assets	2,908,413	2,908,413
TOTAL ASSETS	$23,837,713	$32,877,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$11,225,738	$11,225,738

Stockholders' Equity:
Common stock	22,558	22,558
Additional paid-in capital	27,606,639	36,646,460
Deferred contract costs	(3,905)	(3,905)
Deferred lease costs	(698,720)	(698,720)
Accumulated deficit	(14,314,597)	(14,314,597)
Total stockholders' equity	12,611,975	21,651,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,837,713	$32,877,534

NOTE 4 — Inventories

               Inventories consist of the following as of September 30, 2006 and December 31, 2005:

	2006	2005

Raw materials	$99,478	$256,185
Work in progress	494,401	88,265

Total	$593,879	$344,450

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

NOTE 5 — Property and Equipment

               Property and equipment consists of the following as of September 30, 2006 and December 31, 2005:

	2006	2005	Estimated Useful Lives

Equipment (1)	$22,786,377	$1,652,276	5 to 15 Years
Leasehold improvements	223,170	30,359	3 to 15 Years

Total property and equipment	23,009,547	1,682,635
Less: Accumulated depreciation and amortization	391,332	308,013

Property and equipment, net	$22,618,215	$1,374,622

           (1) Included in equipment is $1,144,069 and $868,809 of construction in progress which has not been placed in service as of September 30, 2006 and December 31, 2005, respectively and therefore not depreciated during the periods then ended. Assets not placed in service from the Asset Purchase (see Note 11) as of September 30, 2006 total $21,050,841 and have not been depreciated.

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

               Under the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of convertible debt instruments (the “Notes”), the shelf registration statement filed in connection with registration of the securities underlying the April 2006 Notes (the “Shelf Registration Statement”) was to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The interest penalties are payable in cash semi-annually in arrears on each of September 30 and March 31 thereafter for so long as interest is due, which, in this case, the payment would be due on March 31, 2007. The Company filed the Shelf Registration Statement on June 28, 2006. Subsequently, the SEC advised the Company that it had certain comments regarding the valuation of stock issued in connection with the asset acquisition and the recording of the secured convertible notes, primarily with respect to the Company’s June 30, 2006 10-QSB. Since these comments could impact the Company’s prior periodic filings, including filings that are incorporated by reference into the Shelf Registration Statement, the effectiveness of the Shelf Registration Statement is delayed until the SEC’s comments are resolved. The Company has advised the holders of the Notes of the delay and has invoked its rights for a 30 day extension under the Registration Rights Agreement covering the first 30 days of delay. Penalties have, however, begun to accrue as of the expiration of such extension on October 27, 2006.

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

NOTE 9 — Related Parties

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005

NOTE 10 — Commitments and Contingencies

Operating Leases
               The Company conducts its operations from three leased facilities. The Colorado Springs, Colorado operating lease expiring in March 2009, requires minimum monthly payments of $23,875. On September 28, 2006, the Company reached a settlement with EaglePicher Technologies, LLC to have the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice (see Note 6). On May 4, 2006, the Company signed a lease agreement for the Danbury, Connecticut location for a one year term commencing August 1, 2006 for $9,071 per month.

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

NOTE 12 – Other Events

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

Restatement of Previously Issued Financial Statements

               As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company has restated its Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 due to a revaluation of 5,750,000 shares of the Company’s common stock issued as part of the Asset Purchase Agreement described in Note 11 to the Condensed Consolidated Financial Statements and elsewhere in this report. There was no effect on the Condensed Consolidated Statements of Operations for the periods ended September 30, 2006 and basic and diluted earnings per share for the periods ended September 30, 2006 did not change. There was no effect on the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2006, except for an increase in stock issued in connection with asset purchase in the supplemental disclosures of non-cash activities. The foregoing restatement adjustments did not affect the Company’s reported cash and cash equivalents balance during the reported periods. All references and comparisons are to the amounts as restated in the Condensed Consolidated Financial Statements for the nine months ended September 30, 2006.

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

               Net revenue from products for the third quarter of 2006 was $502,995 compared with $347,111 for the same period of 2005, an increase of $155,884 or 44.9%. Net revenue from products for the nine months ended September 30, 2006 was $1,113,693 compared with $596,096 for 2005, an increase of $517,597 or 86.8%. The primary reason for the increase resulted from an increase in net revenue pursuant to a resumption of orders per a supply agreement with EaglePicher. The Company expects this trend to continue into the second half of 2006. A product order backlog of $620,631, as of September 30, 2006, is expected to be shipped and invoiced by December 31, 2006.

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

Financial Condition

Liquidity and Capital Resources

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

September 30, 2006		December 31, 2005
Working capital	$ 6,782,141	$ 1,428,795
Current ratio	12.92	3.06
Long-term debt to equity ratio	49.22	4.45

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

               Under the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of convertible debt instruments (the “Notes”), the shelf registration statement filed in connection with registration of the securities underlying the April 2006 Notes (the “Shelf Registration Statement”) was to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The interest penalties are payable in cash semi-annually in arrears on each of September 30 and March 31 thereafter for so long as interest is due, which, in this case, the payment would be due on March 31, 2007. The Company filed the Shelf Registration Statement on June 28, 2006. Subsequently, the SEC advised the Company that it had certain comments regarding the valuation of stock issued in connection with the asset acquisition and the recording of the secured convertible note, primarily with respect to the Company’s June 30, 2006 10-QSB. Since these comments could impact the Company’s prior periodic filings, including filings that are incorporated by reference into the Shelf Registration Statement, the effectiveness of the Shelf Registration Statement is delayed until the SEC’s comments are resolved. The Company has advised the holders of the Notes of the delay and has invoked its rights for a 30 day extension under the Registration Rights Agreement covering the first 30 days of delay. Penalties have, however, begun to accrue as of the expiration of such extension on October 27, 2006.

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

               The Company continues to construct equipment internally to maintain its specialized staffing and to advance its initiative for commercialization of its nickel metal hydride and lithium ion product lines. In connection with the asset purchase, the Company issued debt to fund the retrofitting of the equipment making it suitable for its patented bipolar stacked wafer concept and for business development. The Company expects to invest up to $2,840,000 in capital expenditures in the next twelve months to facilitate the operating capabilities of the acquired assets. Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement noted above, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. As of September 30, 2006, the Company has cash and cash equivalents in excess of $5,071,072. In addition, the Company has $2,544,706 of restricted cash held in escrow for future interest and redemption payments in connection with the private placement of 8.5% senior secured convertible notes.

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

               With the exception of Ms. Mace’s resignation, there were no other changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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