Form 10KSB
period 2006-12-31
ELECTRO ENERGY INC
filed 2007-04-02
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 or

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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|    No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes |_|    No |X|

State Issuer's revenues for its most recent fiscal year: $4,666,737.

The aggregate market value of the voting common equity held by non-affiliates was $18,327,512 based upon the closing sales price of Common Stock on March 27, 2007 of $1.18 per share.

As of March 27, 2007, 23,348,896 shares of Common Stock, par value $.001 per share, were outstanding.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development

               Electro Energy, Inc. (“Old EEI”) was incorporated in Delaware in 1992. On June 11, 2003, Old EEI incorporated Mobile Energy Products, Inc. (“MEP”) in Delaware, as a wholly-owned subsidiary. On October 1, 2003, MEP acquired the power systems operations of EaglePicher Technologies, LLC (“EaglePicher”) in exchange for a note payable amounting to $450,000 plus the assumption of $138,482 in accounts payable and accrued liabilities and incurred acquisition costs of $158,903. The fair value of the net assets acquired was $567,390. The power systems operations had been established by EaglePicher in 1976 to manufacture specialty nickel-cadmium batteries for satellites and aircraft applications. In connection with the acquisition, the Company and EaglePicher entered into a ten year technology license agreement, a five year supply agreement, a five year real estate lease agreement, and a ground water remediation services agreement.

               On June 9, 2004, Old EEI, a privately held corporation, entered into an Agreement of Merger and Plan of Reorganization dated May 7, 2004 (the “Merger Agreement”) with MCG Diversified, Inc. (“MCG”), a publicly held Florida corporation formed in December 1993, and EEI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of MCG. MCG issued 9,497,557 unregistered shares of common stock, stock options to purchase 2,332,121 shares of common stock and warrants to purchase 526,444 shares of common stock to the former security holders of Old EEI in exchange for 100% of the outstanding capital stock, options and warrants of Old EEI. Pursuant to the Merger Agreement, Merger Sub merged with and into Old EEI, with Old EEI remaining as the surviving corporation (the “Merger”). Although MCG acquired Old EEI as a result of the Merger, the stockholders of Old EEI hold a majority of the voting interest in the combined enterprise. Immediately prior to the Merger, Old EEI had 23 stockholders. Additionally, the Merger resulted in Old EEI’s management and Board of Directors assuming operational control of MCG. The Board of Directors and shareholders amended MCG’s Amended and Restated Articles of Incorporation to change the corporate name of MCG to Electro Energy Inc. (“EEI”) and to increase the authorized number of shares of capital stock to 50,010,000 shares, consisting of 50,000,000 shares of Common Stock, $.001 par value per share and 10,000 shares of Preferred Stock, $.001 par value per share. At the conclusion of the Merger, MCG’s stockholders owned approximately 22% of the issued and outstanding shares of EEI common stock, based on 12,197,453 shares outstanding after the Merger. The Merger Agreement may be found at Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2004. Following the Merger, Old EEI changed its name to EEI Technologies, Inc. (“EEI Technologies”).

               As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI Technologies, and accounted for on an historical cost basis for all periods presented.

               On August 30, 2005, EEI Acquisition Co., LLC (“EEI Acquisition”) was formed in Delaware as a wholly owned subsidiary of EEI. On April 5, 2006, EEI Acquisition completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller”), pursuant to the terms of an Asset Purchase Agreement by and among EEI, EEI Acquisition, and the Seller. The Asset Purchase Agreement may be found at Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2006. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of EEI common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of EEI common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated from the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated from the Florida facility in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock up to a total of 1,500,000 shares (or 2,000,000 in the aggregate, including the initial 500,000). Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement which shall be incrementally released over the course of five years until all of the shares are released on April 5, 2011. The Company has included 750,000 Consideration Shares in a registration statement filed by the Company and declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2007. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller. Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing. The aggregate purchase price was $21,050,841 which consisted of the issuance of 5,750,000 shares of the Company’s common stock valued at $20,741,071, and acquisition costs of $309,770. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 141 “Business Combinations,” the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Investments That Are Issued to Other Than Employees for Accounting or in Conjunction With Selling Goods or Services.” The purchased assets require further improvements in order to become operational. On May 8, 2006, the name of EEI Acquisition was changed to Electro Energy Florida, LLC (“EEF”).

               On September 28, 2006, MEP and Eagle-Picher entered into an agreement pursuant to which (i) MEP shall continue to supply certain products to Eagle-Picher under the terms of an existing supply agreement which expires in September 2008 with annual renewal options thereafter, (ii) Eagle-Picher forgave $100,000 of the $150,000 balance remaining on the note payable to Eagle-Picher due on October 1, 2006, (iii) Eagle-Picher granted MEP the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) MEP agreed to terminate its right of first refusal on buying the Eagle-Picher nickel hydrogen battery business.

               The consolidated financial statements presented in this report are those of EEI and its wholly-owned subsidiaries, EEI Technologies and EEF. Additionally, the accounts of EEI Technologies include the accounts of MEP. Collectively, they are referred to herein as “EEI” or the “Company.”

Business

Principal Products and Services

               EEI is primarily engaged in the research and development of battery technologies since 1992. Historically, EEI has performed research and development services under fixed price contracts primarily with the U.S. military and government agencies. The business strategy has historically been to seek government funding to support the development of our battery concepts with the intent to use the technology developed as a springboard into commercial applications and manufacturing. The development work has focused on basic materials technology and prototype development of specialty bipolar nickel-metal hydride (“NiMH”) batteries and bipolar lithium-ion (‘Li-ion”) batteries using a unique, patented flat wafer cell design, in addition to low maintenance nickel-cadmium batteries. The cells can be made in any shape and are therefore applicable to a wide variety of military and commercial applications. Wafer cells are stacked one on top of another to create multi-cell batteries with the required energy capacity and voltage for a given application. EEI has supplied prototype batteries to various commercial and government customers for use in military communications, satellites, aircraft auxiliary power, standby power, and medical applications.

               We are pursuing commercial market opportunities while continuing technical development activities. We are targeting multiple rechargeable battery markets: military and aerospace, transportation, consumer products and utility power quality. The military and aerospace market provides an outlet for EEI’s legacy products as well as operational supplies of the advanced rechargeable batteries being developed under various development contracts. The transportation market requires advanced battery technology to support the developing electric vehicle, hybrid electric vehicle and plug-in hybrid electric vehicle applications that promise significant improvement in fuel economy, energy security and environmental impact. Hybrid electric vehicle batteries are being developed for a wide range of passenger car, truck, commercial and public transportation applications. Plug-in hybrid electric vehicle batteries are being developed for both OEM and aftermarket vehicle applications. Electric bicycle and scooter usage is growing, particularly in Asia.. Numerous consumer markets require smaller, lighter, more powerful and longer lasting rechargeable batteries to enable or improve acceptance of products. Cordless power tools is a representative consumer market. We believe our bipolar NiMH and Li-ion batteries will achieve commercial success in these markets and are pursuing them accordingly. We are pursuing a variety of strategic partners related to the target markets.

               EEI is also engaged in the manufacture of legacy specialty battery products in its Colorado Springs, Colorado facility. In October 2003, EEI acquired the power systems operations of EaglePicher Technologies, LLC (“EaglePicher”) in Colorado Springs. The operation was established by EaglePicher in 1976 and has been primarily engaged in the manufacture of specialty nickel-cadmium (“NiCd”) batteries for satellites and aircraft applications. For EEI, the acquisition provided an established product line, capacity for manufacturing, personnel with complementary skills broadening EEI’s chemistry portfolio and manufacturing opportunities, and a facility certified for the production of products for manned spaceflight. The specialty battery products produced include components for battery power systems used in satellites and aircraft in connection with a five year supply agreement with EaglePicher as well as custom orders from government agencies.

               In April 2006, EEI acquired certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua County, Florida near Gainesville from Lithium Nickel Asset Holding Company I, Inc. This acquisition will provide EEI with high volume battery manufacturing capabilities for Ni-MH and Li-ion chemistries in cylindrical, prismatic and bipolar designs for the target markets. This facility is currently the only one of its type in North America and we believe that this facility is the keystone for EEI’s continued development of its battery chemistry portfolio as well as its commercial market opportunities. Significant investment is being made to repair and upgrade the facility in preparation for product qualification and production start-up.

Competitive Business Conditions

               Under a five year supply agreement with EaglePicher expiring in 2008, EEI is the sole source supplier for components for battery power systems used in military and commercial satellite applications. Pricing under the supply agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. At its expiration, the agreement is renewable annually upon the mutual consent of the parties.

               EEI also entered into a ten year, non-exclusive, worldwide technology license agreement for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented NiCd and sealed NiCd batteries. Under the license agreement, EEI is obligated to pay a royalty to EaglePicher of (a) one-half of one percent (0.5%) of the sale price upon the sale of NiMH products which utilize the nickel plaque technology, (b) three percent (3%) of the sale price upon the sale of vented NiCd and sealed NiCd products utilizing the vented NiCd and sealed NiCd technologies and (c) such royalties that the parties may agree upon for the sale of products other than NiMH and vented NiCd and sealed NiCd products utilizing the nickel plaque technology. Also under the license agreement, EaglePicher agreed, upon the terms and conditions thereunder, not to compete with EEI in the manufacture or sale of prismatic NiCd batteries or cells for aircraft, space or government applications or bipolar or NiMH batteries or cells. Additionally, EEI agreed, upon the terms and conditions of the license agreement, not to compete with EaglePicher in the manufacture or sale of nickel-hydrogen products or the sale of nickel plaque, nickel plaque technologies or striker assemblies to third parties. EEI may extend the term of the license prior to expiration upon terms mutually agreeable to the parties. EEI may terminate the license agreement at any time prior to expiration.

               We plan to continue to supply components to EaglePicher, manufacture and sell specialty NiCd batteries, transition EEI’s bipolar NiMH battery to a broader mix of applications and to broaden the product mix to include lithium rechargeable batteries. The Colorado Springs operation is one of two organizations worldwide that produce specialty NiCd batteries for satellites and one of three that is qualified for U.S. government applications. EEI’s NiCd processes have been developed and refined over the past twenty years to deliver a long life product.

               EEI’s NiMH processes are currently being transitioned to a commercial line. The commercial line will contain a mix of proprietary and commercially available equipment. These processes and equipment are not currently patent-protected and we do not anticipate licensing our manufacturing technology at this time.

Suppliers

               We have been working with our suppliers in the development of our bipolar NiMH battery. The construction of the bipolar NiMH battery utilizes a large percentage of nickel-metal, nickel based hydride alloys and hydroxides, as well as other metal products and plastics. We have multiple suppliers for these materials.

               The Company uses a low-pressure metal hydride (AB5) alloy in development and fabrication processes. There are many alloy suppliers, but we are working with Treibacher Auermet, an Austrian based company with years of technical experience and a strong history as a U.S. supplier of AB5 alloy. The Company has not experienced any shortages in the availability of the alloy. Additional sources are being evaluated.

               Other materials utilized in the Company’s design, such as metal foils, plastics and adhesives, are commodities and should not become a supply issue. However, due to possible formulation changes and continuous price fluctuations, we will continue to monitor and evaluate these materials, and ask the manufacturers to notify us if formulations are changed so that the Company can seek other materials if necessary.

Significant Customers

               The Company had four customers with sales of 10% or more of total sales in 2006. Net sales to the Company’s four major customers, U.S. Air Force, Sandia National Laboratories, Defense Finance and Accounting System and EaglePicher Technologies, LLC represented approximately 88.9% in 2006. Accounts receivable from these customers amounted to $846,943 at December 31, 2006. The Company had three customers with sales of 10% or more of total sales in 2005. Net sales to such customers, U.S. Air Force, Sandia National Laboratories and EaglePicher Technologies, LLC, represented approximately 64.2% in 2005. Accounts receivable from these customers amounted to $185,418 at December 31, 2005.

               On April 11, 2005, Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. Eagle Picher, Inc.‘s public releases stated they were in the process of reorganizing, and certain assets would be liquidated to meet financial obligations. In 2005, revenue from EaglePicher declined $2.3 million, or 79% compared to 2004. On January 25, 2006, EaglePicher, Inc. filed its plan of reorganization. On August 1, 2006, pursuant to a confirmed plan of reorganization, substantially all the assets of EaglePicher and its U.S. Subsidiaries were transferred to the newly formed EaglePicher Corporation (“EPC”) and its Subsidiaries. On September 28, 2006, EEI and EPC’s subsidiary EaglePicher Technologies, LLC (“EPT”) entered into an agreement pursuant to which (i) EEI shall continue to supply certain products to EPT under the terms of an existing supply agreement which expires in September 2008 with annual renewal options thereafter, (ii) EPT forgave $100,000 of the $150,000 balance remaining on the note payable to EPT due on October 1, 2006, (iii) EPT granted EEI the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) EEI agreed to terminate its right of first refusal on buying the EPT nickel hydrogen battery business. We believe that EPT is a viable business entity and, although no assurance can be given, will continue to operate because of its importance to national defense.

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

               We hold eight issued United States patents, which expire beginning in 2012 and ending in 2022. We also hold four issued foreign patents and a number of pending foreign patent applications, which cover the technology that is the subject of the United States patents. These include (i) bipolar electrochemical battery of stacked wafer cells; (ii) method of making electrodes for bipolar electrochemical battery; (iii) method for preparing conductive electrochemically active material; and (iv) bipolar electrochemical battery systems. In addition, we have new applications pending and a number of new inventions for which we intend to file additional patent applications both domestically and internationally as we continue to improve our existing technology, develop new technology and make advances to our bipolar NiMH battery.

               We are not aware of any current infringement upon any of our patents.

Government Regulation

               Because of our participation in government contracts, we will be subject to audit from time to time for our compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Investigative Service and the Office of Federal Control Compliance Programs. These and other governmental agencies may also periodically conduct inquiries or investigations that may cover a broad range of our activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert our attention. In addition, an adverse finding in any such audit, inquiry or investigation could involve penalties that may be significant.

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

Backlog

               Our backlog as of December 31, 2006 was approximately $2,429,806 compared with backlog of approximately $3,189,861 as of December 31, 2005. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold. Due to the long-term nature of our government contracts, fluctuations from year to year are not an indication of any future trend. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

Employees

               As of December 31, 2006, we had 52 full time employees, none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2. DESCRIPTION OF PROPERTY

               Electro Energy Inc.‘s principal executive offices are located at 30 Shelter Rock Road, Danbury, Connecticut 06810. The Company leases manufacturing facilities in the United States totaling 257,000 square feet. The leased facilities are occupied under leases for terms ranging from month to month to six years with options to extend the leases for an additional one to five years. We believe that the Company’s facilities are adequate for the foreseeable future.

Location	Activities	Lease/Own	Lease Expiration	Square Footage
Danbury, CT	HQ, R&D	Leased	July 2007	14,000
Colorado Springs, CO	Manufacturing, R&D	Leased	March 2009 with 90 day cancellation right	43,000
Alachua, FL	Manufacturing, R&D	Leased	April 2012	200,000

Item 3. LEGAL PROCEEDINGS

               Electro Energy, Inc. is engaged in litigation with Lithium Nickel Asset Holding Company I (“LNAH”) and Phoenix Commercial Park, LLLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. LNAH has filed a motion to return the litigation to Bankruptcy Court. At this juncture, the case is vigorously contested, and out of court settlement is likely to occur upon a declaration from the Court establishing the entitlements and rights of the assets and property in question. At this time, an evaluation of the likelihood of outcome and estimate of potential loss is unable to be determined.

               On or about January 31, 2007, Audra Mace, the Company’s former Chief Financial Officer, filed an administrative discrimination case against the Company with the Connecticut Commission on Human Rights and Opportunities (the “CHRO”). The Complaint alleges that she was “constructively discharged” based on her gender and because of an alleged hostile work environment. Ms. Mace claims loss of income and emotional distress as a result of her alleged treatment by the Company and her alleged “constructive discharge”. The Company believes that the complaint has no merit and will vigorously defend the claims set forth therein. Such defense will include a statement that Ms. Mace left her position voluntarily. The Company has entered into a No Fault Conciliation process administered by the CHRO. The resolution of this complaint is not expected to have a material effect on the Company.

               We are aware of no other pending or threatened litigation related to us, our business or our officers and directors.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Since December 31, 2004, the Company’s common stock is listed for trading on the NASDAQ Capital Market under the symbol “EEEI”. Prior to December 31, 2004, our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “EEEI”. Our common stock had been quoted on the OTCBB since June 10, 2004. Prior to that date, there was no active market for our common stock, which traded in the public market under the symbol “MCGV”, representing MCG Diversified, Inc. The following table sets forth the high and low sales prices and the high and low bid prices, as applicable, per share of common stock for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2006	High	Low

First Quarter	$ 5.00	$ 3.02
Second Quarter	3.96	1.81
Third Quarter	2.50	1.65
Fourth Quarter	1.98	1.16

Year Ended December 31, 2005	High	Low

First Quarter	$ 12.70	$ 7.55
Second Quarter	10.00	4.84
Third Quarter	6.97	3.20
Fourth Quarter	5.23	2.75

               As of December 31, 2006, there were 22,583,127 shares of the Company’s common stock issued and outstanding.

               As of February 28, 2007, there were approximately 180 record owners of Electro Energy Inc.‘s common stock. However, a significant number of the shares of the Company’s common stock are held in “street name” and are therefore held by several beneficial owners. The Company estimates that it has a total of approximately 3,600 beneficial shareholders.

               The Company did not pay cash dividends on its common stock in 2006, 2005 and 2004. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

               The following table sets forth, as of the year ended December 31, 2006, information with respect to the Company’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1993 Stock Compensation Plan	517,908	$ 1.12	693,717
2005 Stock Compensation Plan	950,000	$ 4.15	2,050,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,467,908	$ 3.08	2,743,717

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenue

               Consolidated net revenue for the year ended December 31, 2006 was $4,666,737 compared with $3,861,650 for the year ended December 31, 2005, an increase of $805,087 or 21%. Revenues of $2,724,028 from service operations declined $257,035 or 9% as a result of the completion of several contracts during 2006 and a delay in US Department of Energy and Department of Defense contracts for funds appropriated in the 2006 federal budget. During 2006, service revenues accounted for 58% of total revenues compared with 77% of total revenues in 2005. The service contract backlog as of December 31, 2006 was approximately $2,343,762.

               Revenues of $1,942,709 from product manufacturing operations increased $1,062,122 or 121% as a result of a resumption of sales to EaglePicher under our supply agreement after their emergence from bankruptcy in August 2006 and a contract to supply batteries to the U.S. Army for the Apache helicopter. During 2006, product revenues accounted for 42% of total revenues compared with 23% of total revenues in 2005. The product order backlog was approximately $86,044 as of December 31, 2006 and is expected to be shipped and invoiced during the first quarter of 2007.

               The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned are primarily with the U.S. Air Force, U.S. Army, U.S. Navy, Department of Energy, and commercial customers with performance periods that commenced May 15, 2003 and continue through November 5, 2007 requiring deliverables involving periodic status reports and, in certain cases, prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost plus cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In past history, the Company has received substantially all contract funding on awards as agreed.

Gross Profit (Loss)

               The consolidated gross profit for the year ended December 31, 2006 was $105,991 or 2.3% of net revenue compared with a consolidated gross loss of $(753,667) or (19.5)% in 2005. The improvement to gross profit in 2006 from a gross loss in 2005 was mainly a result of the shift to product revenue, which carries a higher gross profit, from service revenues, which carry a lower gross profit.

               Gross loss from services for the year ended December 31, 2006 was $(190,260) or (7.0)% of net service revenue compared with $(150,785) or (5.1)% of net service revenue in 2005. The gross loss from services relates to the Company’s research and development contracts with the U.S. government and its agencies. The gross loss increase was mainly driven by overhead maintained in anticipation of contracts from the US government and its agencies.

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

               Gross profit from products for the year ended December 31, 2006 was $296,251 or 15.2% of net product revenue compared with a gross loss from products of $(602,882) or (68.5)% of net product revenue in 2005 The primary reason for the increase in product gross profit resulted from an increase in order volume pursuant to our supply agreement with EaglePicher.

               The components of costs of revenues for products include direct materials, direct labor, and an operating overhead allocation based upon direct labor usage. An operating overhead cost pool is estimated to support the forecasted manufacturing activities in advance of the year. The overhead is absorbed as product is manufactured based upon direct labor charges. Any unabsorbed overhead is expensed in the period incurred.

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2006 were $3,855,315 or 82.6% of total net revenue compared with $1,866,478 or 48.3% of total net revenue in 2005, an increase of $1,988,837 or 107%. The increase in SG&A was a result of $1,287,848 of operating and start-up costs associated with the Florida manufacturing facility and an increase of $780,642 in stock-based compensation expense.

Research and Development Expenses

               Research and development (“R&D”) expenses for the year ended December 31, 2006 were $972,977 or 20.8%% of total net revenue compared with $688,114 or 17.8% of total net revenue in 2005, an increase of $284,863 or 41%. The R&D expenses relate to experimentation and product development for bipolar nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) applications in the automotive industry, for improved nickel cadmium batteries for the aerospace market, and for bipolar lithium ion batteries for advanced military applications. R&D conducted in applying the Company’s patented bipolar design to lithium ion batteries is in connection with a development agreement with a venture capital firm. The venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock under a stock purchase agreement.

Other (Income) Expense

               Interest expense for the year ended December 31, 2006 was $1,093,744 compared to interest expense of $22,013 in 2005. The primary reason for the increase in interest expense is the interest expense associated with the 8.5% senior secured convertible notes, which were issued in April 2006. Interest and dividend income was $239,261 for the year ended December 31, 2006 compared with $39,592 in 2005. This increase was primarily as a result of interest and dividend income on the significantly higher cash balances, including the restricted cash. For the year ended December 31, 2006, the amortization of deferred debt discount relating to the 8.5% senior secured convertible notes was $256,152 and the amortization of deferred financing costs relating to 8.5% senior secured notes was $228,777. During the year ended December 31, 2006, EaglePicher agreed to forgive $100,000 on the balance of the non-interest bearing note in exchange for certain other revisions to our agreements.

Net Loss

               Net loss for the year ended December 31, 2006 was $(5,961,713) or $(0.28) per basic and diluted share compared with $(3,290,680) or $(0.23) per share in 2005.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in S,G&A in the amount of $152,973 for the year ended December 31, 2006 compared with $44,779 in 2005. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has agreements with Martin Klein, Robert Hamlen, William Wylam, Jack Brown and Maryann Phillips, shareholders of the Company’s common stock, to provide consulting services.

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

               At December 31, 2005, the weighted average fair value of the warrants using the Black Scholes option-pricing model was $3.06 per warrant. Accordingly, the total estimated value of the warrants was reduced by $42,057 to $41,710. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the year ended December 31, 2005, the Company received an installment of cash funding and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $13,903 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of December 31, 2005 the remaining deferred contract cost was $27,807.

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on December 31, 2006 at $0.35 per warrant. Accordingly, the total estimated value of the warrants was reduced by $36,461 to $5,250. This amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the year ended December 31, 2006, the Company received an installment of cash funding and recognized $100,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $2,916 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of December 31, 2006 the remaining deferred contract cost was $2,333.

Financial Condition

Liquidity and Capital Resources
               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

	December 31, 2006	December 31, 2005
Working capital	$5,423,982	$1,428,795
Current ratio	4.18	3.06
Long-term debt to equity ratio	46.04	4.45

Note and Warrant Purchase Agreement and Asset Purchase
               On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company completed the note purchase transaction, pursuant to which the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “Notes”) and issued 578,947 warrants to purchase common stock that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. The Notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the Notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. The Company incurred financing costs of $1,222,852 in connection with issuing the Notes which included placement agent and professional fees. Also, $2,970,000 of the proceeds from the issuance of the Notes were placed in escrow to pay the first two years of interest, as well as payment for the holders’ first put right. The balance of the escrow account, including interest income, was $2,564,021 as of December 31, 2006.

               At any time after June 1, 2006, upon the investors converting their Notes to common stock, the investors will receive all accrued interest through the conversion date, plus the present value of any interest payments that would have been paid through the third anniversary of closing. This additional interest will be paid at the Company’s option in cash or in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement.

               Interest will be paid semiannually on September 30 and March 31 in cash or, at the Company’s option, in advance in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. On March 9, 2007, the Company paid the semiannual interest due on March 31, 2007 in 394,487 shares of common stock. The Notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the Notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount, or $1,000,000.

               In connection with the Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of the Notes. The Registration Rights Agreement required the Company to file a shelf registration statement (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 (representing 1.0% of the principal amount of the Notes) for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The SEC declared the Shelf Registration Statement effective January 26, 2007.Consequently, the Company incurred aggregate interest penalties of $440,000 for the period October 27, 2006 through January 27, 2007. The interest penalties are payable on March 31 in cash or, at the Company’s option, in common stock at a 10% discount to the market value. The Company paid the interest penalties on March 9, 2007 in 371,282 shares of common stock.

               The fair value of the warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $3.80, zero dividends, expected volatility of 53.7%, risk free interest rate of 4.79% and contractual life of 4 years. The gross proceeds of the convertible debt were allocated to the Notes and the warrants. The fair value of the warrants of $906,415 resulted in a discount to the face value of the Notes that has been recorded as additional paid in capital and is being amortized over the term of the Notes as additional interest expense. The yield to maturity is 11.11%.

               In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the date of issuance based upon the allocation of the fair value of the convertible debt between the Notes and the warrants. The beneficial conversion feature of $607,895 resulted in a discount to the face value of the Notes that has been recorded as additional paid in capital and is being amortized over the term of the Notes as additional interest expense. However, the contingent reset provision provides that on April 1, 2008, the conversion price be reset to the lower of the $3.80 conversion price or 115% of the volume weighted average price of the common stock for the ten trading days preceding and including the reset date, provided that in no event will the conversion price be less than $2.50 per share. The reset provision will be eliminated in the event the common stock trades at or above $5.70 for 20 of 30 trading days prior to April 1, 2008, the Shelf Registration Statement has been effective for such 30-day trading period and the note holders would not otherwise be restricted from selling the underlying shares pursuant to such Shelf Registration Statement. In the event the reset provision is triggered at the minimum reset conversion price of $2.50, the notes would convert into an aggregate of 4,400,000 shares of the Company’s common stock, a potential maximum number of additional shares of 1,505,263.

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

               Interest expense on the Notes, including $330,000 of late registration penalties, amounted to $1,087,625 for the year ended December 31, 2006. The amortization of the deferred debt discount and deferred financing costs recorded in connection with the Notes and warrants amounted to $256,152 and $228,777, respectively, for the year ended December 31, 2006.

               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., (the “Seller”), pursuant to the terms of an Asset Purchase Agreement. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated from the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated from the Florida facility in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock up to a total of 1,500,000 shares (or 2,000,000 in the aggregate, including the initial 500,000). The Company also issued 1,000,000 warrants in connection with a lease agreement to lease certain industrial manufacturing space from the Seller. In addition, the Company has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement which shall be incrementally released over the course of five years until all of the shares are released on April 5, 2011.

               The Company has included 750,000 Consideration Shares in a registration statement filed by the Company and declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2007. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller. Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing. The aggregate purchase price was $21,050,841 which consisted of the issuance of 5,750,000 shares of the Company’s common stock at $3.61 per share valued at $20,741,071, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18. The purchased assets require further improvements in order to become operational.

               The Company is using the acquired assets and the simultaneous financing to develop and commercialize its advanced, proprietary and patented battery technology for high value and rapidly growing markets. Targeted applications are those for which smaller size, lighter weight, higher performance and longer life batteries are enabling technology or add significant value to the end product. The proprietary manufacturing technology being developed by the Company is expected to provide a cost advantage compared to other competitive technology. Upgrades and modifications of the acquired assets are required and are in progress. Additional assets specifically for bipolar cell manufacturing will be installed in the Florida location.

               In addition the Company is pursuing business opportunities to utilize the cylindrical cell manufacturing capabilities for niche, high value battery products for customers that value domestic manufacture of high quality, high reliability battery components. This may include advanced lithium ion cells in 18650 and 26650 industry standard sizes.

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

               As of December 31, 2006, the current maturities of long term debt are $61,193 and relate to the note payable to Connecticut Innovations, Incorporated (“CII”). Interest at a fixed rate of 5% is paid with the annual installment payment on December 31st and the final installment will be made on December 31, 2007. Interest expense related to the CII note amounted to $6,119 and $9,179 for the years ended December 31, 2006 and 2005, respectively.

               The Company had a non-interest bearing note payable to EaglePicher secured by certain assets acquired in connection with the Company’s purchase of EaglePicher’s Colorado Springs energy business. On September 28, 2006, EaglePicher agreed to forgive $100,000 of the remaining $150,000 note balance. The remaining balance of the note of $50,000 was paid on December 1, 2006 and the remaining discount to fair value was fully accreted at that time. Accretion of the discount related to the EaglePicher note amounted to $5,979 and $12,834 for the years ended December 31, 2006 and 2005, respectively.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, pursuant to which the venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. During the year ended December 31, 2005, the Company received $100,000 and issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement. The Company and the venture capital firm have agreed to complete the development project. The Company is using the proceeds for research and development of its bipolar Li-ion battery technology.

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

               At December 31, 2005, the weighted average fair value of the warrants using the Black Scholes option-pricing model was $3.06 per warrant. Accordingly, the total estimated value of the warrants was reduced by $42,057 to $41,710. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the year ended December 31, 2005, the Company received an installment of cash funding and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $13,903 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of December 31, 2005 the remaining deferred contract cost was $27,807.

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on December 31, 2006 at $0.35 per warrant. Accordingly, the total estimated value of the warrants was reduced by $36,461 to $5,250. This amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the year ended December 31, 2006, the Company received an installment of cash funding and recognized $100,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $2,916 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of December 31, 2006 the remaining deferred contract cost was $2,333.

               During the years ended December 31, 2006 and 2005, warrants were exercised for proceeds of $175,000 and $730,528 in exchange for 92,687 and 826,079 shares of common stock, respectively. As of December 31, 2006, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2010 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.43.

               During the years ended December 31, 2006 and 2005, the Company issued 72,297 and 1,387,579 shares of common stock in connection with the exercise of employee stock options for proceeds of $39,101 and $607,524, respectively. As of December 31, 2006, 1,467,908 options are outstanding with expiration dates ranging from February 27, 2010 through November 20, 2016 and exercise prices ranging from $0.26 to $6.76. The weighted average exercise price of the outstanding options is $3.08. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of December 31, 2006 is $433,370.

               Net cash used in operating activities totaled $3,474,504 and $3,211,595 for the years ended December 31, 2006 and 2005, respectively. The Company invested $622,109 and $946,086 in equipment during the years ended December 31, 2006 and 2005, respectively. Current and prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines. The Company made payments towards security deposits of $219,693 during the year ended December 31, 2006. These payments relate primarily to the leases in Alachua, Florida.

               The Company expects to invest additional amounts in capital expenditures in the next twelve months to facilitate the operating capabilities of the acquired assets. The Company anticipates that cash generated from operating activities, together with funds available from the proceeds of the 8.5% senior secured convertible notes described above, additional proceeds from the Stock Purchase Agreement described above, the release of restricted cash for working capital purposes as a result of the payment of interest on the 8.5% senior secured convertible notes with the Company's common stock and additional common stock issuances, under current conditions, will be sufficient to finance the Company's planned operations over the next twelve months. As of December 31, 2006, the Company has cash and cash equivalents of $3,789,780. In addition, the Company has $2,564,021 of restricted cash held in escrow for future interest and redemption payments in connection with the 8.5% senior secured convertible notes.

Unregistered Sales of Equity Securities
               On April 5, 2006, the Company entered into an Asset Purchase Agreement issuing 5,750,000 shares of common stock in exchange for manufacturing equipment as described above.

               On April 5, 2006, the Company entered in to a lease agreement for industrial space as described above and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement.

Off-balance Sheet Arrangements

               We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support. At December 31, 2006, a non-revocable standby letter of credit in the amount of $10,000 was outstanding as security for the Company’s electric utility account for its Alachua, Florida manufacturing facility.

Application of Critical Accounting Policies

               Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Revenue Recognition

               In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenue streams:

               Revenue on research and development type contracts with the U.S. Government and its agencies are typically “cost plus” type contracts that contain a fixed fee element and/or a cost sharing arrangement. We are reimbursed for actual material, labor and overhead costs as incurred up to the funding limit of the contract. We calculate overhead and G&A rates annually based on our cost structure and we submit the cost structure and resultant rates to the Defense Contract Audit Agency (“DCAA”) for approval to use these rates on government contracts. Throughout the life of each contract we estimate the cost to complete the contract. When we estimate that the completed cost of a contract will exceed the funding amount, we seek additional funding from the customer or another outside source. Contract terms allow us to stop work should additional funding not be available. Should the Company decide to complete a contract without funding, the Company will accrue the loss on the contract when the cost is estimated to exceed the revenue.

               Contracts with the U.S. Government and its agencies with milestone billing provisions are fixed cost type contracts. Once the conditions for revenue recognition as described above have been satisfied, we recognize revenue once the milestone has been achieved.

               We recognize revenue on commercial contracts when products are shipped or services are rendered and the conditions for revenue recognition described above have been satisfied.

Stock-Based Compensation

               Our Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

               In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after December 15, 2005 for small business filers. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method and the Black Scholes option pricing model and the effect of implementing resulted in stock based compensation expense of $986,003 for the year ended December 31, 2006.

Inventory Valuation

               Inventories are valued at the lower of cost or market, with cost determined on the first-in, first out basis. The Company’s products are produced on a make-to-order basis and, as a result, the Company does not carry finished goods inventory. The raw materials inventory and work in process inventory are adjusted to net realizable value based upon a periodic impairment review.

Allowances for Doubtful Accounts

               We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. As of December 31, 2006, there was no allowance for doubtful accounts and as of December 31, 2005, the allowance for doubtful accounts was $5,652.

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

               Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance, against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our consolidated financial position, results of operations and cash flows. The Company has concluded that a full valuation allowance was appropriate for the deferred tax asset.

Research and Development Expenses

               Research and development expenses are incurred to develop our battery technologies. They are funded by the Company and expensed as incurred.

Recent Accounting Pronouncements
                              On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

               In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of EITF 00-19-2 on our consolidated financial position, results of operations or cash flows.

               In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of the adoption of SFAS 157 on our consolidated financial position, results of operations or cash flows.

               In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

               In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

               In March 2006, the FASB issued Statement SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

               In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Electro Energy Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electro Energy Inc. and the Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro Energy Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP
March 22, 2007
New York, New York

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$3,789,780	$591,664
Current portion of restricted cash	1,935,000	-
Accounts receivable, net of allowance for doubtful accounts of $0 and $5,652 at December 31, 2006 and 2005, respectively	877,792	666,317
Inventories	308,727	344,450
Prepaid expenses and other current assets	216,588	519,546

Total Current Assets	7,127,887	2,121,977

Property and equipment, net of accumulated depreciation	22,670,713	1,374,622

Other Assets
Restricted cash, less current portion	629,021	-
Deferred financing costs	994,075	-
Security deposits	228,164	8,471

Total Other Assets	1,851,260	8,471

Total Assets	$31,649,860	$3,505,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long term debt	$61,193	$205,214
Current portion of senior secured convertible notes, net of deferred debt discount of $359,489	640,511	-
Accounts payable and accrued expenses	992,014	487,968
Current portion of capital lease	10,187	-

Total Current Liabilities	1,703,905	693,182

Other Liabilities
Long term debt, less current maturities	-	61,193
Senior secured convertible notes, net of current portion and deferred debt discount of $898,669	9,101,332	-
Deferred rent, less current portion	305,111	58,620
Capital lease, less current portion	34,157	-

Total Other Liabilities	9,440,600	119,813

Total Liabilities	11,144,505	812,995

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000 shares authorized; Series A preferred stock, 5,600 shares designated; 5,501 shares issued, 160 and 180 outstanding at December 31, 2006 and 2005, respectively; $160,000 and $180,000 liquidation preference at December 31, 2006 and 2005, respectively	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,583,127 and 16,599,719 shares outstanding at December 31, 2006 and 2005, respectively	22,583	16,600
Additional paid in capital	37,995,646	13,781,153
Deferred contract costs	(2,333)	(27,807)
Deferred lease costs, net of amortization	(913,464)	-
Deferred compensation expense	-	(442,507)
Accumulated deficit	(16,597,077)	(10,635,364)

Total Stockholders' Equity	20,505,355	2,692,075

Total Liabilities and Stockholders' Equity	$31,649,860	$3,505,070

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Net Revenue
Services	$2,724,028	$2,981,063
Products	1,942,709	880,587

Total Net Revenue	4,666,737	3,861,650

Cost of Revenue
Service	2,914,288	3,131,848
Product	1,646,458	1,483,469

Total Cost of Revenue	4,560,746	4,615,317

Gross Profit (Loss)	105,991	(753,667)

Operating Expenses
Selling, General and Administrative Expenses (including non-cash compensation of $986,003 and $205,361 for the years ended December 31, 2006 and 2005, respectively)	3,855,315	1,866,478
Research and Development	972,977	688,114

Total Operating Expenses	4,828,292	2,554,592

Operating Loss	(4,722,301)	(3,308,259)

Other Expense (Income)
Interest Expense	1,093,744	22,013
Interest and Dividend Income	(239,261)	(39,592)
Amortization of deferred debt discount	256,152	-
Amortization of deferred financing costs	228,777	-
Forgiveness of debt	(100,000)	-

Total Other Expense (Income)	1,239,412	(17,579)

Net Loss	$(5,961,713)	$(3,290,680)

Net Loss per Share - Basic and Diluted	$(0.28)	$(0.23)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,030,376	14,565,542

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred	Deferred Contract	Warrant Subscription	Deferred Lease	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Costs	Receivable	Costs	Deficit	Equity

Balance January 1, 2005	4,951	$5	12,447,453	$12,448	$12,832,804	$(1,175,134)	$-	$(150,000)	$-	$(7,344,684)	$4,175,439
Proceeds from exercise of employee stock options	-	-	1,387,579	1,387	606,137	-	-	-	-	-	607,524
Forfeiture of stock options issued to employees	-	-	-	-	(608,526)	608,526	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	205,361	-	-	-	-	205,361
Issuance of stock options	-	-	-	-	81,260	(81,260)	-	-	-	-	-
Issuance and amortization of warrants	-	-	-	-	41,710	-	(27,807)	-	-	-	13,903
Proceeds from issuance of common stock	-	-	30,208	30	99,970	-	-	-	-	-	100,000
Proceeds from warrant subscription receivable	-	-	-	-	-	-	-	150,000	-	-	150,000
Conversion of preferred stock into common stock	(4,771)	(5)	1,908,400	1,908	(1,903)	-	-	-	-	-	-
Proceeds from exercise of warrants	-	-	826,079	827	729,701	-	-	-	-	-	730,528
Net loss	-	-	-	-	-	-	-	-	-	(3,290,680)	(3,290,680)

Balance December 31, 2005	180	-	16,599,719	16,600	13,781,153	(442,507)	(27,807)	-	-	(10,635,364)	2,692,075

Reclassification of deferred compensation upon adoption of SFAS 123R	-	-	-	-	(442,507)	442,507	-	-	-	-	-
Proceeds of exercise of employee stock options	-	-	72,297	72	39,029	-	-	-	-	-	39,101
Employee Stock option compensation	-	-	-	-	994,025	-	-	-	-	-	994,025
Remeasurement and amortization of non-employee stock options	-	-	-	-	(8,022)	-	-	-	-	-	(8,022)
Issuance and amortization of warrants for deferred contract costs	-	-	-	-	(36,461)	-	25,474	-	-	-	(10,987)
Proceeds from issuance of common stock	-	-	60,424	60	199,940	-	-	-	-	-	200,000
Proceeds from exercise of warrants	-	-	92,687	93	174,907	-	-	-	-	-	175,000
Conversion of preferred stock into common stock	(20)	-	8,000	8	(8)	-	-	-	-	-	-
Issuance of common stock in connection with Asset Purchase	-	-	5,750,000	5,750	20,735,321	-	-	-	-	-	20,741,071
Issuance of warrants in connection with leases	-	-	-	-	1,043,959	-	-	-	(1,043,959)	-	-
Issuance of warrants in connection with Secured Convertible Note	-	-	-	-	906,415	-	-	-	-	-	906,415
Beneficial conversion feature of Secured Convertible Notes	-	-	-	-	607,895	-	-	-	-	-	607,895
Amortization of deferred lease costs	-	-	-	-	-	-	-	-	130,495	-	130,495
Net loss	-	-	-	-	-	-	-	-	-	(5,961,713)	(5,961,713)

Balance December 31, 2006	160	$-	22,583,127	$22,583	$37,995,646	$-	$(2,333)	$-	$(913,464)	$(16,597,077)	$20,505,355

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Cash Flows From Operating Activities
Net loss	$(5,961,713)	$(3,290,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,512	104,737
Stock compensation expense	986,003	205,361
Deferred rent	246,491	(26,040)
Interest accretion	5,979	12,834
Amortization of deferred financing costs	228,777	-
Amortization of deferred debt discount	256,152	-
Amortization of deferred lease costs	130,495	-
Amortization of deferred contract costs	25,474	13,903
Loss on disposal of fixed assets	535	-
Forgiveness of debt	(100,000)	-
Changes in:
Accounts receivable	(211,475)	185,315
Inventories	35,723	(99,958)
Prepaid expenses and other current assets	302,957	(393,071)
Accounts payable and accrued expenses	467,586	76,004

Net Cash Used In Operating Activities	(3,474,504)	(3,211,595)

Cash Flows From Investing Activities
Purchases of property and equipment	(312,339)	(946,086)
Acquisition costs in connection with asset purchase	(309,770)	-
Payment of security deposits	(219,693)	-

Net Cash Used In Investing Activities	(841,802)	(946,086)

Cash Flows From Financing Activities
Restricted cash	(2,564,021)	-
Repayment of long term debt	(111,193)	(211,193)
Proceeds from issuance of common stock	200,000	100,000
Proceeds from issuance of senior secured convertible notes	11,000,000	-
Financing costs related to senior secured convertible notes	(1,222,852)	-
Proceeds from exercise of employee stock options	39,102	607,524
Proceeds from exercise of warrants	175,000	730,528
Proceeds from warrant subscription receivable	-	150,000
Repayment of capital lease	(1,614)	-

Net Cash Provided By Financing Activities	7,514,422	1,376,859

Net Increase (Decrease) In Cash and Cash Equivalents	3,198,116	(2,780,822)

Cash and Cash Equivalents - Beginning	591,664	3,372,486

Cash and Cash Equivalents - Ending	$3,789,780	$591,664

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$473,619	$9,179
Income taxes	$16,920	$9,565

Supplemental Disclosures of Non-Cash Activities
Issuance of warrants for deferred contract costs	$-	$41,710
Stock issued in connection with Asset Purchase	$20,741,071	$-
Warrants issued for lease agreements	$1,043,959	$-
Warrants issued in connection with senior secured convertible notes	$906,415	$-
Beneficial conversion feature of senior secured convertible notes	$607,895	$-
Acquisition of Property and Equipment under capital lease obligation	$45,958	$-
Conversion of preferred stock into common stock	$8	$-
Revaluation of warrants issued for contract costs	$36,461	$-
Revaluation of options issued for compensation costs	$63,740	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Organization
               Electro Energy, Inc. (“Old EEI”) was incorporated in Delaware in 1992. On June 11, 2003, Old EEI incorporated Mobile Energy Products, Inc. (“MEP”) in Delaware, as a wholly-owned subsidiary. On October 1, 2003, MEP acquired the Colorado Springs energy business of EaglePicher Technologies, LLC. On June 9, 2004, Old EEI, a privately held corporation, entered into a merger with MCG Diversified, Inc. (“MCG”), a publicly held Florida corporation formed in December 1993. MCG issued 9,497,557 unregistered shares of common stock for 100% of the outstanding common stock of Old EEI on a one-to-one basis. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“EEI”). On September 29, 2004, Old EEI changed its name to EEI Technologies, Inc. (“EEI Technologies”). As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI Technologies and accounted for on an historical cost basis. On August 30, 2005, EEI Acquisition Co., LLC was formed in Delaware as a wholly owned subsidiary of EEI. On May 8, 2006, the name of EEI Acquisition Co., LLC was changed to Electro Energy Florida, LLC (“EEF”).

               The consolidated financial statements are those of EEI and its wholly-owned subsidiaries, EEI Technologies and EEF. Additionally, the accounts of EEI Technologies include the accounts of MEP. Collectively, they are referred to herein as “EEI” or the “Company.”

Nature of Business
               The Company is engaged in the development of energy storage technology, products and related systems primarily through contract research and development for the United States Government or its agencies. The Company has developed and patented bipolar cell and battery designs utilizing NiMH chemistry and is further expanding development to include Li-ion chemistries.

               Additionally, the Company has commercial products including components and batteries employing nickel cadmium (“NiCd”), nickel hydrogen and other sintered nickel materials technologies. These products include batteries for military and commercial aerospace and satellite applications. The Company is pursuing product development and commercial market development utilizing its proprietary and patented technology derived from its contract and internal research and development. Markets of primary interest are military and space applications; transportation applications including electric vehicles (“EV”), hybrid electric vehicles (“HEV”) and plug-in hybrid electric vehicles (“PHEV”) ranging in size from bicycles to automobiles, trucks, buses and rail applications; electrical utility power quality and backup power; and power tools and lawn and garden applications.

               Acquisition of the Florida facility (see Note 4) provides manufacturing capabilities for prismatic and cylindrical cell battery products that may offer product revenue opportunities while the Company’s bipolar technology is being developed and marketed.

Management’s Liquidity Plans
               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of EEI common stock and a six-year warrant to purchase up to 2,000,000 unregistered shares of EEI common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. (See Note 4). On April 5, 2006, the Company issued 8.5% senior secured convertible notes due 2010 in the aggregate principal amount of $11,000,000 secured by certain assets of the Company to finance its plans to commercialize its patented bipolar battery design technology. (See Note 7).

               As of December 31, 2006, the Company had working capital of $5,423,982, including unrestricted cash and cash equivalents of $3,789,780 and the current portion of restricted cash of $1,935,000. The Company held cash in escrow of $2,564,021, consisting of the current portion of restricted cash of $1,935,000 and the non-current portion of restricted cash of $629,021, whose use is restricted for semi-annual interest payments through March 31, 2008 and the August 1, 2007 periodic put right under the 8.5% Senior Secured Convertible Notes. The Company incurred a loss from operations of $4,722,301 for the year ended December 31, 2006.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The Company expects to invest additional amounts in capital expenditures in the next twelve months to facilitate the operating capabilities of the acquired assets. The Company anticipates that cash generated from operating activities, together with funds available from the proceeds of the 8.5% senior secured convertible notes, additional proceeds from the Stock Purchase Agreement, the release of restricted cash for working capital purposes as a result of the payment of interest on the 8.5% senior secured convertible notes in the Company’s common stock and additional common stock issuances, under current conditions, will be sufficient to finance the Company’s planned operations over the next twelve months. As of December 31, 2006, the Company has cash and cash equivalents of $3,789,780. In addition, the Company has $2,564,021 of restricted cash held in escrow for future interest and redemption payments in connection with the 8.5% senior secured convertible notes.

NOTE 2 — Summary of Significant Accounting Policies

Principles of Consolidation
               The consolidated financial statements include the accounts of EEI and its wholly owned subsidiaries EEI Technologies, EEF and MEP. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
               Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on the previously reported net loss.

Use of Estimates
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Concentration of Credit Risk
               Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and accounts receivable.

               The Company maintains its cash accounts at high quality financial institutions. The Company also has substantial cash balances which are invested in a money market account with a major international bank. These balances, at times, exceed federally insured limits. As of December 31, 2006, the Company had cash balances in excess of federally insured limits of $6,362,160.

               Concentrations of credit risk with respect to accounts receivable are limited because the Company’s most significant customers are the United States Government or its agencies. However, one of the Company’s private entity customers represented approximately 34% of accounts receivable at December 31, 2006.

               As of December 31, 2006, the Company had no other concentration of credit risk.

Allowances for Doubtful Accounts
               The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination. As of December 31, 2006, there was no allowance for doubtful accounts and as of December 31, 2005, the allowance for doubtful accounts was $5,652.

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

Deferred Financing Costs
                The costs incurred in connection with the issuance of the 8.5% senior secured convertible notes (see Note 4) was capitalized as deferred financing costs and is being amortized over the term of the notes.

Revenue Recognition
               In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

               Revenue on research and development type contracts with the U.S. Government and its agencies are typically “cost plus” type contracts that contain a fixed fee element and/or a cost sharing arrangement. The Company is reimbursed for actual material, labor and overhead costs as incurred up to the funding limit of the contract. The Company calculates overhead and G&A rates annually based on its cost structure and submits the cost structure and resultant rates to the Defense Contract Audit Agency (“DCAA”) for approval to use these rates on government contracts. Throughout the life of each contract the Company estimates the cost to complete the contract. When the Company estimates that the completed cost of a contract will exceed the funding amount, the Company will seek additional funding from the customer or another outside source. Contract terms allow the Company to stop work should additional funding not be available. Should the Company decide to complete a contract without funding, the Company will accrue the loss on the contract when the cost is estimated to exceed the revenue.

               Contracts with the U.S. Government and its agencies with milestone billing provisions are fixed cost type contracts. Once the conditions for revenue recognition described above have been satisfied, the revenue is recognized

               The Company recognizes revenue on commercial contracts when products are shipped or services are rendered and the conditions for revenue recognition described above have been satisfied.

Significant Customers
               The Company had four customers with sales of 10% or more of total sales in 2006. Net sales to the Company's four major customers, U.S. Air Force, Sandia National Laboratories, Defense Finance and Accounting System and EaglePicher Technologies, LLC, represented approximately 19%, 22%, 23% and 24%, respectively, of total net sales in 2006. The Company had three customers with sales of 10% or more of total sales in 2005. Net sales to three major customers, U.S. Air Force, Sandia National Laboratories, and EaglePicher Technologies, LLC, represented approximately 31%, 17% and 16%, respectively, of total net sales in 2005. Accounts receivable from these customers amounted to $846,943 and $185,418 at December 31, 2006 and 2005, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranty
               The Company is responsible for providing warranty coverage on certain products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. As of December 31, 2006, there was no estimated liability for product warranties.

Depreciation and Amortization
               Depreciation and amortization is provided for under the straight-line method based upon the estimated useful lives of the respective assets. Leasehold improvements are amortized under the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets.

Income Taxes
               The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at current enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments
               The carrying amounts reported in the consolidated financial statements for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of their fair value. The estimated fair value of long-term debt is based on the current rates that would be offered to the Company for debt of the same maturities.

Stock-Based Compensation
               Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R and recorded total stock-based compensation of $986,003 during this period.

               For the year ended December 31, 2005, as was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.” For the year ended December 31, 2005, the Company recorded total stock-based compensation expense of $195,203 related to stock options granted to employees. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005:

Net loss attributable to common stockholders as reported	$(3,290,680)
Add stock-based employee compensation expense included in reported loss	195,203
Deduct total stock-based employee compensation expense determined under fair and minimum value-based methods for all options	(750,103)

Proforma net loss attributable to common stockholders	$(3,845,580)

Proforma net loss per share attributable to common stockholders - basic and diluted	$(0.26)

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2006	2005

Expected life (years)	4	4
Interest rate	4.63%	4.00%
Annual rate of dividends	0.00%	0.00%
Volatility	50.82%	113.50%

               The weighted average fair value of the options at date of grant using the Black Scholes option-pricing model is estimated at $0.73 and $4.44 per option for the years ended December 31, 2006 and 2005, respectively.

Research and Development
               Research and development expenses are incurred to develop our battery technologies. They are self funded and expensed as incurred. Research and development expenses for the years ended December 31, 2006 and 2005 were $972,977 and $688,114, respectively.

Loss Per Share
               Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share for the periods presented as their effect would be antidilutive.

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of December 31, 2006 and 2005:

	2006	2005

Preferred stock convertible into common stock	64,000	72,000
Warrants to purchase common stock	4,720,908	1,225,333
Options to purchase common stock	1,467,908	1,317,353
Senior secured convertible note	2,894,737	-

Total potential common shares	9,147,553	2,614,686

Recent Accounting Pronouncements
               On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The guidance in SFAS No. 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

               In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of EITF 00-19-2 on the Company’s consolidated financial position, results of operations, and cash flows.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the Company’s consolidated financial position, results of operations or cash flows.

               In September 2006, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

               In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

               In March 2006, the FASB issued Statement of Financial Accounting Standard 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

               In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 3 — Inventories

               Inventories consist of the following as of December 31, 2006 and 2005:

	2006	2005

Raw materials	$229,360	$256,185
Work in progress	79,367	88,265

Total inventories	$308,727	$344,450

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Asset Purchase

               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., (the “Seller”), pursuant to the terms of an Asset Purchase Agreement. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated from the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated from the Florida facility in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock up to a total of 1,500,000 shares (or 2,000,000 in the aggregate, including the initial 500,000). The Company also issued 1,000,000 warrants in connection with a lease agreement to lease certain industrial manufacturing space from the Seller. In addition, the Company has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement which shall be incrementally released over the course of five years until all of the shares are released on April 5, 2011. The Company has included 750,000 Consideration Shares in a registration statement filed by the Company and declared effective by the SEC on January 26, 2007. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller. Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing. The aggregate purchase price was $21,050,841 which consisted of the issuance of 5,750,000 shares of the Company’s common stock at $3.61 per share valued at $20,741,071, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18. The purchased assets require further improvements in order to become operational.

NOTE 5 — Property and Equipment

               Property and equipment consists of the following as of December 31, 2006 and 2005:

	2006	2005	Useful Lives

Equipment	$22,810,216	$1,652,276	5 to 7 years
Leasehold improvements	223,170	30,359	3 years

	23,033,386	1,682,635

Less accumulated depreciation and amortization	362,673	308,013

Property and equipment, net	$22,670,713	$1,374,622

               Included in property and equipment is $22,266,409 of construction in progress, including $21,050,841 of equipment and leasehold improvements from the Asset Purchase (see Note 4), which has not been placed in service as of December 31, 2006 and therefore not depreciated during the year then ended. As of December 31, 2005, property and equipment included construction in progress of $868,809 which had not been placed in service and not depreciated during the year then ended. Also included in property and equipment is equipment held under a capital lease with a net book value of $45,958 at December 31, 2006.

               Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $112,512 and $104,737, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — Long-Term Debt

               Long-term debt consists of the following as of December 31, 2006 and 2005:

	2006	2005

Note payable to Connecticut Innovations, Incorporated ("CII") commencing December 2004 and maturing December 2007 with interest at 5% and annual installments of $61,193	$61,193	$122,386

Non-interest bearing note payable to EaglePicher Technologies, LLC requiring three annual installments of $150,000 commencing in October 2004 secured by assets acquired in connection with the purchase of its Colorado Springs energy business
Face value	-	150,000
Remaining discount to fair value (effective interest rate of 5%)	-	(5,979)

Fair value	-	144,021

Total long term debt	61,193	266,407
Less current maturities	61,193	205,214

Long term debt, less current maturities	$-	$61,193

               On September 28, 2006, the Company and EaglePicher entered into an agreement pursuant to which EaglePicher forgave $100,000 of the $150,000 remaining balance due on October 1, 2006 (see Note 8).

               Interest expense related to the long-term debt of CII amounted to $6,119 and $9,179 for the years ended December 31, 2006 and 2005, respectively.

               Accretion of the discount related to the long-term debt of EaglePicher Technologies, LLC amounted to $5,979 and $12,834 for the years ended December 31, 2006 and 2005, respectively.

NOTE 7 – Senior Secured Convertible Note

               Senior secured convertible note consists of the following at December 31, 2006:

Face value	$11,000,000
Remaining discount to fair value	(1,258,157)

Fair value of senior secured convertible note	9,741,843
Less: Current portion	(640,511)

$9,101,332

               On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “Notes”) and issued 578,947 warrants to purchase common stock that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. The Notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the Notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. The Company incurred financing costs of $1,222,852 in connection with issuing the Notes which included placement agent and professional fees. Also, $2,970,000 of the proceeds from the issuance of the Notes were placed in escrow to pay the first two years of interest, as well as payment for the holders’ first put right. The balance of the escrow account, including interest income, was $2,564,021 as of December 31, 2006.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               At any time after June 1, 2006, upon the investors converting their Notes to common stock, the investors will receive all accrued interest through the conversion date, plus the present value of any interest payments that would have been paid through the third anniversary of closing. This additional interest will be paid at the Company’s option in cash or in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement.

               Interest will be paid semiannually on September 30 and March 31 in cash or, at the Company’s option, in advance in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. At December 31, 2006, accrued interest payable of $257,125 on account of the semi-annual interest payment, including the 10% discount to market for payment in stock, was included in accounts payable and accrued expenses. On March 9, 2007, the Company paid the semiannual interest due on March 31, 2007 in 394,487 shares of common stock. The Notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the Notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount, or $1,000,000.

               In connection with the Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of the Notes. The Registration Rights Agreement required the Company to file a shelf registration statement (the “Shelf Registration Statement”) with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 (representing 1.0% of the principal amount of the Notes) for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The SEC declared the Shelf Registration Statement effective January 26, 2007.Consequently, the Company incurred aggregate interest penalties of $440,000 for the period October 27, 2006 through January 27, 2007. The interest penalties are payable on March 31 in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. At December 31, 2006, accrued interest payable of $363,000 on account of the late registration penalty, including the 10% discount to market for payment in stock, was included in accounts payable and accrued expenses. The Company paid the interest penalties on March 9, 2007 with 371,282 shares of common stock.

               The fair value of the warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $3.80, zero dividends, expected volatility of 53.7%, risk free interest rate of 4.79% and contractual life of 4 years. The gross proceeds of the convertible debt were allocated to the Notes and the warrants. The fair value of the warrants of $906,415 resulted in a discount to the face value of the Notes that has been recorded as additional paid in capital and is being amortized over the term of the Notes as additional interest expense. The effective rate of interest is 11.11%.

               In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the date of issuance based upon the allocation of the fair value of the convertible debt between the Notes and the warrants. The beneficial conversion featured of $607,895 resulted in a discount to the face value of the Notes that has been recorded as additional paid in capital and is being amortized over the term of the Notes as additional interest expense. However, the contingent reset provision provides that on April 1, 2008, the conversion price be reset to the lower of the $3.80 conversion price or 115% of the volume weighted average price of the common stock for the ten trading days preceding and including the reset date, provided that in no event will the conversion price be less than $2.50 per share. The reset provision will be eliminated in the event the common stock trades at or above $5.70 for 20 of 30 trading days prior to April 1, 2008, the Shelf Registration Statement has been effective for such 30-day trading period and the note holders would not otherwise be restricted from selling the underlying shares pursuant to such Shelf Registration Statement. In the event the reset provision is triggered at the minimum reset conversion price of $2.50, the notes would convert into an aggregate of 4,400,000 shares of the Company’s common stock, a potential maximum number of additional shares of 1,505,263.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               Interest expense on the Notes, including $330,000 of late registration penalties, amounted to $1,087,625 for the year ended December 31, 2006. The amortization of the deferred debt discount and deferred financing costs recorded in connection with the Notes and warrants amounted to $256,152 and $228,777, respectively, for the year ended December 31, 2006.

NOTE 8 — Commitments and Contingencies

Operating Leases
               The Company conducts its operations from three leased facilities. The Colorado Springs, Colorado operating lease expires in March 2009 and requires minimum monthly payments of $23,875. On September 28, 2006, the Company reached a settlement with EaglePicher Technologies, LLC to have the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice as described below. On May 4, 2006, the Company signed a lease agreement for the Danbury, Connecticut location to extend the term for one year commencing August 1, 2006 for $9,071 per month.

               On April 5, 2006, the Company entered into various six year agreements, expiring in April 2012, to lease 200,000 square feet of industrial space in three buildings in Alachua, Florida, which require minimum monthly payments of $19,583 from January 2007 through April 2007, $37,917 from May 2007 through April 2008, $56,250 from May 2008 through April 2011 and $92,917 from May 2011 through February 2012.. In connection with the lease agreements, and in addition to rental payments, the Company issued a four-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The value of the warrants issued in connection with the lease agreements of $1,043,959 is recorded as deferred lease costs and is being amortized over the lease term. Amortization on account of deferred lease costs amounted to $130,495 for the year ended December 31, 2006. The fair value of the warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $7.00, zero dividends, expected volatility of 53.7%, risk free interest rate of 4.79% and contractual life of 4 years. Furthermore, the Company reserved 68,354 shares of its common stock as security in connection with the leases. In April 2006, the Company paid a security deposit of $185,833 representing the last two months rent.

               Rental expense related to facilities under operating leases amounted to $863,818 and $372,528 for the years ended December 31, 2006 and 2005, respectively.

               Future minimum rental payments under the above noncancelable operating leases are as follows:

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ending December 31,	Amount

2007	$516,789
2008	601,667
2009	675,000
2010	675,000
2011	968,333
Thereafter	188,333

$3,625,122

               Deferred rent consists of the following as of December 31, 2006 and December 31, 2005:

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005

Facility:
Colorado Springs, Colorado	$58,620	$84,660
Alachua, Florida – rental payments	305,111	-

Total deferred rent	363,731	84,660
Less: current portion of deferred rent	(58,620)	(26,040)

Deferred rent, net of current portion	$305,111	$58,620

               The term of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS 13 “Accounting for Leases” the non-contingent rent increases are being amortized over the term of the leases on a straight line basis. Deferred rent of $363,731 and $84,660 represents the unamortized rent adjustment amount at December 31, 2006 and 2005, respectively, and is reflected as deferred rent obligations in the consolidated balance sheets.

Capital Lease
               The Company entered into a capital lease for certain machinery and equipment at its Alachua, Florida facility in November 2006. Accordingly, the Company has recorded property and equipment and recognized a corresponding liability in the principal amount of the lease of $45,958. The lease requires minimum monthly payments of $1,137 through October 2010.

               Future minimum lease payments under the above capital lease are as follows:

For the Year Ending December 31,	Amount

2007	$13,646
2008	13,646
2009	13,646
2010	11,371

52,309
Less: Interest	(7,965)
Current portion	(10,187)

Long term capital lease, less current portion	$34,157

Off Balance Sheet Arrangements
               At December 31, 2006, a non-revocable standby letter of credit in the amount of $10,000 was outstanding as security for the Company’s electric utility account for its Alachua, Florida manufacturing facility.

Supply Agreement
               The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 24% and 16% of total sales for the years ended December 31, 2006 and 2005, respectively. Accounts receivable from EaglePicher amounted to $294,110 and $14,165 at December 31, 2006 and 2005, respectively. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. On August 1, 2006, pursuant to their confirmed plan of reorganization, substantially all the assets of EaglePicher and its U.S. Subsidiaries were transferred to the newly formed EaglePicher Corporation (EPC) and its Subsidiaries. On September 28, 2006, the Company and EPC’s subsidiary EaglePicher Technologies, LLC (EPT) entered into an agreement pursuant to which (i) the Company shall continue to supply certain products to EPT under the terms of the existing supply agreement, (ii) EPT forgave $100,000 of the $150,000 balance remaining on the note payable to EPT due on October 1, 2006, (iii) EPT granted the Company the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) the Company agreed to terminate its right of first refusal on buying the EPT nickel hydrogen battery business.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The Company also entered into a ten year, non-exclusive, worldwide technology license agreement for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented NiCd and sealed NiCd batteries. Under the license agreement, the Company is obligated to pay a royalty to EaglePicher ranging from 0.5% to 3% as defined in the agreement.

Employment Agreement
               Effective May 2, 2005 (“Effective Date”), the Company entered into an employment agreement (the “Agreement”) with Michael E. Reed, pursuant to which Mr. Reed will serve as the Company’s President and Chief Operating Officer. Mr. Reed’s employment will be at-will, and will carry an annual base salary of $190,000. Mr. Reed will be eligible for an annual bonus based on goals and objectives set by the Board of Directors in consultation with him. On May 30, 2006 the Company executed an addendum to the Agreement that added the position of Chief Executive Officer on the same terms and conditions.

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, pursuant to which the venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. During the year ended December 31, 2005, the Company received $100,000 and issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement. The Company and the venture capital firm have agreed to complete the development project.

Legal Proceedings
               Electro Energy, Inc. is engaged in litigation with Lithium Nickel Asset Holding Company I (“LNAH”) and Phoenix Commercial Park, LLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. LNAH has filed a motion to return the litigation to Bankruptcy Court. At this juncture, the case is vigorously contested, and out of court settlement is likely to occur upon a declaration from the Court establishing the entitlements and rights of the assets and property in question. At this time, an evaluation of the likelihood of outcome and estimate of potential loss is unable to be determined.

               On or about January 31, 2007, Audra Mace, the Company’s former Chief Financial Officer, filed an administrative discrimination case against the Company with the Connecticut Commission on Human Rights and Opportunities (the “CHRO”). The Complaint alleges that she was “constructively discharged” based on her gender and because of an alleged hostile work environment. Ms. Mace claims loss of income and emotional distress as a result of her alleged treatment by the Company and her alleged “constructive discharge”. The Company believes that the complaint has no merit and will vigorously defend the claims set forth therein. Such defense will include a statement that Ms. Mace left her position voluntarily. The Company has entered into a No Fault Conciliation process administered by the CHRO. The resolution of this complaint is not expected to have a material effect on the Company.

               The Company is not aware of any other pending or threatened litigation related to the Company, the Company’s business or the Company’s officers and directors.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — Stockholders’ Equity

Preferred Stock
               The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share, of which 5,600, are designated as Series A Convertible Preferred Stock (“Series A Preferred”) as specified in the Certificate of Designation (the “Certificate”).

               Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Certificate, into 400 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Certificate. Each share of Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. During the year ended December 31, 2004, the Company issued 5,501 shares of Series A Preferred in a private placement.

               During the year ended December 31, 2006 and 2005, 20 and 4,771 shares of Series A Preferred were converted into 8,000 and 1,908,400 shares of common stock, respectively.

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. During the years ended December 31, 2006 and 2005, the Company issued 72,297 and 1,387,579 shares of common stock in connection with the exercise of employee stock options for proceeds of $39,101 and $607,524, respectively.

               During the years ended December 31, 2006 and 2005, warrants were exercised for proceeds of $175,000 and $730,528 in exchange for 92,687 and 826,079 shares of common stock, respectively.

               On April 5, 2006, the Company entered into the Asset Purchase issuing 5,750,000 shares of common stock in exchange for manufacturing equipment (See Note 4).

               On April 5, 2006, in connection with the Asset Purchase, the Company entered in to a lease agreement for industrial space (See Note 4) and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm (See Note 10). During the years ended December 31, 2006 and 2005, the Company issued 60,424 and 30,208 shares of unregistered common stock for proceeds of $ $200,000 and $100,000, respectively.

Stock Options
               The purpose of the Company’s stock compensation plans is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants. As of December 31, 2006 and 2005, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”) and 3,000,000 shares of common stock for issuance under its 2005 Stock Compensation Plan (the “2005 Plan”). Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. Options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant.

               On January 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. Compensation expense is generally recognized on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the year ended December 31, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

               The Company recorded $994,025 of employee stock option compensation in the year ended December 31, 2006. The remaining balance of unamortized employee stock compensation as of December 31, 2006 was $1,892,331 and will be fully amortized through 2010.

               During the year ended December 31, 2006, the Company recorded an adjustment of $8,022 to remeasure and amortize stock compensation expense in connection with 175,000 stock options issued to consultants. The remaining balance of the stock compensation as of December 31, 2006 was $128,467 and will be amortized through June 2010.

               Stock option activity under the 1993 and 2005 Plans for the years ended December 31, 2006 and 2005 are as follows:

	Number of Options	Weighted Average Exercise Price

Balance January 1, 2005	2,332,121	$0.74
Granted	700,000	$5.85
Exercised	(1,387,579)	$0.44
Forfeited	(327,189)	$2.02

Balance December 31, 2005	1,317,353	$3.46

Granted	375,000	$1.64
Exercised	(72,297)	$0.85
Forfeited	(152,148)	$3.88

Balance December 31, 2006	1,467,908	$3.08

               The weighted average grant date fair value of the options at date of grant using the Black Scholes option-pricing model is estimated at $0.73 and $4.44 per option for the years ended December 31, 2006 and 2005, respectively.

               Stock options outstanding and exercisable, by price range, as of December 31, 2006 are as follows:

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise Price	Number	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Amount Exercisable

$0.26	25,487	3.2	$0.26	25,487
$1.16	492,421	6.7	$1.16	359,197
$1.52	250,000	9.9	$1.52	0
$1.82	100,000	9.8	$1.82	0
$2.14	25,000	9.6	$2.14	0
$3.94	200,000	8.9	$3.94	50,000
$6.76	375,000	8.4	$6.76	93,750

	1,467,908	8.2	$3.08	528,434

               The total intrinsic value of options exercised during 2006 was $152,901.

               The aggregate intrinsic values of the outstanding and exercisable options at December 31, 2006 were $160,988 and $125,479, respectively.

               A summary of the option activity of nonvested options at December 31 2006, and changes during the year ended December 31, 2006 is presented below:

	2006	Weighted Average Grant Date Fair Value

Nonvested at January 1,	1,012,934	$ 3.73
Vested	(308,812)	$ 3.11
Issued	375,000	$ 0.73
Forfeited	(139,648)	$ 3.67

Nonvested at December 31,	939,474	$ 2.79

               The total fair value of shares vested during the year ended December 31, 2006 was $961,446.

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm (See Note 10). During the years ended December 31, 2006 and 2005, the Company issued 18,958 and 9,476 warrants, respectively, in connection with this agreement.

               During the year ended December 31, 2006, the Company issued 1,000,000 warrants to purchase common stock in connection with its lease agreements (See Note 4), 2,000,000 contingent warrants to purchase common stock in connection with its asset purchase (See Note 4), and 578,947 warrants to purchase common stock in connection with its issuance of the 8.5% Senior Secured Convertible Notes (See Note 7).

               On March 31, 2005, the Company issued warrants to purchase 15,000 shares of the Company’s common stock in connection with a contract to receive a total of $450,000 in cash funding from a venture capital firm for intended use in the research and development of certain battery technologies. (See Note 10)

               During the years ended December 31, 2006 and 2005, warrants were exercised for proceeds of $175,000 and $730,528 in exchange for 92,687 and 826,079 shares of common stock, respectively. As of December 31, 2006, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through March 31, 2010 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.43.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Parties

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

               Certain stockholders, parties related to stockholders and directors have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $152,973 and $44,779 for the years ended December 31, 2006 and 2005, respectively. Amounts due to these related parties as of December 31, 2006 and 2005 were $18,267 and $6,735, respectively.

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, pursuant to which the venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. During the year ended December 31, 2005, the Company received $100,000 and issued 30,208 shares of unregistered common stock and 9,476 warrants in connection with this agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               At December 31, 2005, the weighted average fair value of the warrants using the Black Scholes option-pricing model was $3.06 per warrant. Accordingly, the total estimated value of the warrants was reduced by $42,057 to $41,710. The amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the year ended December 31, 2005, the Company received an installment of cash funding and recognized $150,000 of gross revenue from services rendered related to this development agreement. The relative value of the warrants of $13,903 was recorded as a reduction to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and a reduction in deferred contract costs was recorded. As of December 31, 2005 the remaining deferred contract cost was $27,807.

               The weighted average fair value of the warrants using the Black Scholes option-pricing model was revalued on December 31, 2006 at $0.35 per warrant. Accordingly, the total estimated value of the warrants was reduced by $36,461 to $5,250. This amount was recorded as a reduction of cost of services-related parties expense and other accrued liability. Further, a reduction of deferred contract cost and additional paid-in capital was recorded. During the year ended December 31, 2006, the Company received an installment of cash funding and recognized $100,000 of gross revenue from services rendered related to this development agreement. An adjustment to the relative value of the warrants of $2,916 was recorded as an increase to cost of services-related parties expense and other accrued liability. In addition, a discount to revenue and an increase in deferred contract costs was recorded. As of December 31, 2006 the remaining deferred contract cost was $2,333.

NOTE 11 – Income Taxes

               The Company has net operating loss carryforwards (“NOLs”) of approximately $9,971,589 as of December 31, 2006 that will be available to offset future taxable income. The Company has recorded a full valuation allowance against the deferred tax assets as it has concluded that the utilization of the deferred tax asset is not more likely than not to be utilized. The deferred tax asset as of December 31, 2006 and 2005 consists of the following:

	2006	2005

Deferred tax asset
Net operating loss carryforward	$3,789,300	$2,153,200
Deferred rent	138,200	-
Stock based compensation	452,700	-

Total deferred tax asset	4,380,200	2,153,200
Less valuation allowance	(4,380,200)	(2,153,200)

Total net deferred tax asset	-	-

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expiration of the company’s NOLs is as follows:

For the Year Ended December 31,	Amount

2023	$1,422,288
2024	1,130,731
2025	2,979,497
2026	4,439,073

Total	$9,971,589

               The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Tax benefit at statutory rate	34.00%	34.00%
State and local taxes, net of federal benefit	3.41%
Permanent differences	(1.50)%	(3.10)%
Change in valuation allowance	(35.91)%	(30.90)%

Effective income tax rate	0.00%	0.00%

NOTE 12 — Defined Contribution Plan

               The Company has a defined contribution 401(k) Savings Plan covering substantially all eligible employees. Contributions to the plan are at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended December 31, 2006 and 2005.

NOTE 13 – Subsequent Events

               The Company has elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the 8.5% senior secured convertible notes (the “Notes”) in shares of the Company’s common stock. According to the Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties. The number of shares the Company is obligated to issue is based upon the then current interest conversion rate as described in the Note and Warrant Purchase Agreement. In addition, the Company is required to give the note holders 15 trading days advance notice of the Company’s election to pay the interest and late registration penalties payment amount in shares of the Company’s common stock. Accordingly, on March 2, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the number of shares required to pay the interest and late registration penalties under the Notes, which satisfies the interest and late registration penalties owed as of March 31, 2007.

               On March 9, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, provided notice to the note holders that the Company had elected to pay the interest and late registration penalties due on March 31, 2007 under the Notes entirely in shares of the Company’s common stock.

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

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

               Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that our disclosure controls and procedures were appropriately designed and operating effectively to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

               Effective August 8, 2006, Audra J. Mace resigned as Chief Financial Officer and Corporate Secretary of Electro Energy, Inc. and its subsidiaries. Ms. Mace was not subject to an employment agreement with the Company, and no contractual obligations remain between the Company and Ms. Mace. Michael E. Reed, the Company’s President and Chief Executive Officer, was appointed interim Chief Financial Officer of the Company by the Board of Directors, effective as of August 8, 2006, while the Company conducted a search for Ms. Mace’s successor. Effective November 21, 2007, the Board of Directors appointed Timothy E. Coyne as Chief Financial Officer replacing Mr. Reed. With the exception of Mr. Coyne’s appointment, there were no other changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

               We do not believe that there are significant deficiencies in the design or operation of our disclosure controls and procedures that could adversely affect our ability to record, process, summarize and report financial data. Although there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect those controls subsequent to the Evaluation Date, our senior management, in conjunction with the Board of Directors, continuously reviews overall company policies and improves the documentation and procedures related to internal control matters and financial reporting.

Limitations on the Effectiveness of Controls

               We do not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must take into account resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. OTHER INFORMATION

               Not applicable.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

               The following table sets forth information regarding the members of our Board of Directors, executive officers and significant employees. The directors listed below will serve until the next annual meeting of our stockholders.

Name	Age	Position

Martin G. Klein	69	Founder, Chairman of the Board of Directors and Chief Technologist
Michael E. Reed	57	President and Chief Executive Officer, Member of the Board of Directors
Joseph F. Engelberger	80	Member of the Board of Directors
Warren D. Bagatelle	67	Member of the Board of Directors
Farhad Assari	45	Member of the Board of Directors
Robert P. Hamlen	77	Member of the Board of Directors
William B. Wylam	71	Member of the Board of Directors
Lawrence G. Schafran	68	Member of the Board of Directors
Timothy E. Coyne	52	Chief Financial Officer

               The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors, officers and significant employees are as follows:

               Martin G. Klein has been the Chairman of our Board of Directors since 1992 and our Chief Executive Officer from 1992 to 2006. Mr. Klein is the founder of EEI and currently is our Chief Technologist. He has over 40 years of experience in the advanced battery field. In 1970, prior to forming EEI, Mr. Klein was one of the founding principals of Energy Research Corporation (now Fuel Cell Energy Inc.) and served as its Executive Vice President through 1990 and as a director through 1992. Mr. Klein has developed and worked on several battery chemistries and fuel cell systems. Prior to his association with Energy Research Corporation, he held positions in the battery field at U.S. Army Signal Corps, Yardney Electric Corp., Electrochimica Corp., and Electro Optical Systems. Mr. Klein, considered an expert in the field of electrochemistry, has contributed to many of the fundamental reference books on the subject and has authored numerous technical papers. Mr. Klein provided consulting services and served as an assistant professor at Rutgers University from 1990 to 1992. Mr. Klein holds more than 15 patents in the field of advanced electrochemical systems and has a bachelor’s degree in Chemical Engineering.

               Michael E. Reed has served as the President and Chief Executive Officer since May 2006. He also serves as the President and Chief Operating Officer of EEI Technologies, Inc., a position he has held since May 2005. Prior thereto he served as the Chief Operating Officer of EaglePicher Horizon Batteries, LLC since 2003. Additionally, since 2002, Mr. Reed has been the Principal of Reed Ventures, a consulting company focused on assisting technology start-up companies with securing capital funds. Prior thereto, from 2000 through 2002, Mr. Reed was the Vice President, Manufacturing and Distribution for Pearle Vision, an autonomous $700 million business unit of retailer Cole National. Before joining Pearle Vision, Mr. Reed held several management positions within Johnson Controls, Inc., Exide Corporation and Delco Remy Division of General Motors Corporation. Mr. Reed holds a BSChE in Chemical Engineering from Purdue University and an M.B.A. from Indiana University.

               Joseph F. Engelberger has served as a Director since 1992, also serving as a member of the Audit and Corporate Governance and Nominating Committees since 2004. Mr. Engelberger has over 50 years of experience as an entrepreneur/engineer and has participated in the founding and start-up of a number of high technology companies. He founded the first industrial robot company Unimation, Inc. in 1961 later sold to Westinghouse in 1983. Thereafter, he founded HelpMate Robotics Inc, developing the first successful service robot, HelpMate®, a robotic hospital courier, later merged with a subsidiary of Cardinal Health in 1999. Mr. Engelberger retired as CEO of Helpmate in 1992.

               Warren D. Bagatelle has served as a Director since 2004, also serving as Chairman of the Audit and Corporate Governance and Nominating Committees. He has been a Managing Director of Loeb Partners Corporation, an investment banking firm, and a director of Fuel Cell Energy, Inc. (NASDAQ: FCEL), a world leader in the development of high temperature hydrogen fuel cells for clean electric power generation, since 1988. Mr. Bagatelle is also the Chairman of the Board of VirtualScopics, Inc. (OTCBB:VSCP), a medical imaging services company.

               Farhad Assari has served as a Director since 2004, also serving as a member of the Audit and Corporate Governance and Nominating Committees. Mr. Assari has been involved in the international investment management business for the past twenty years. He has held senior executive positions at global financial institutions such as Citibank where he was responsible for the investment management business throughout Europe, Middle East and Africa. He is currently the managing director in private banking for a global financial institution in Europe. Since 2004, Mr. Assari has been a principal of Investrust LLC, a company that invests in growth companies. From 2001 to 2003, Mr. Assari built the Miami offices of Neuberger Berman. Prior to that, from 1995 to 2000, he was a Regional Director at Citibank. Mr. Assari received his Bachelor of Science from New York University (magna cum laude) and completed his Masters of Business Administration at the Wharton School with distinction.

               Robert P. Hamlen has served as a Director since 2005. His extensive commercial and government career spans many high-profile organizations including General Electric, EXXON, ALCAN and the U.S. Army Communications-Electronics R&D Center at Fort Monmouth, N.J., and Ft. Belvoir, Va., where he was the Chief of Army Power Division. Dr. Hamlen holds over 20 patents, has a B.S. from Lafayette College, a Ph.D. in Physical Chemistry from Johns Hopkins and completed the Advanced Management Program at the Harvard Business School.

               William B. Wylam has served as a director since August 2006. He was Chief Engineer-Batteries, Director of International Manufacturing, and Director of Technology Development for the Delco Remy Division of General Motors Corporation. He led the development of many electric and hybrid-electric powertrain systems including the motor and battery system for the GM EV1 electric vehicle. Since 1998 he was Corporate Director-Technology for Delco Remy International until his retirement in 2005. Dr. Wylam has a degree in Materials Science Engineering and an Honorary Doctor of Engineering from Purdue University.

               Lawrence G. Schafran has served as director since November 2006. He currently is a Managing General Partner of Providence Recovery Partners, a New York-based investment fund. Mr. Schafran is also a director of PubliCARD, Inc. (OTCBB: CARD.OB), Tarragon Corporation (NASDAQ: TARR) and RemoteMDx, Inc. (OTCBB: RMDX) and has extensive experience in the financial markets and corporate governance.

               Timothy E. Coyne has served as the Chief Financial Officer since November 2006. Prior thereto he was the Chief Financial Officer, Vice President and Corporate Controller of Imagistics International Inc., the Office Systems Division of Pitney Bowes Inc. spun-off in December 2001, where he was responsible for Accounting, Finance, Treasury, Budgeting, Reporting/Control, Audit, Tax and Investor Relations. Prior to joining Imagistics, he spent five years as Chief Financial Officer, Vice President and Corporate Controller of TransPro, Inc., a $250 million NYSE-listed manufacturer of heat transfer components and systems for automotive and original equipment automotive, truck, specialty vehicle and industrial applications spun-off from the Allen Group.

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

Corporate Governance

               We have a standing Compensation Committee, Nominating and Governance Committee and Audit and Finance Committee. Our Compensation Committee is comprised of Joseph Engelberger, Robert Hamlen and William Wylam, each an independent director. Our Nominating and Governance Committee is comprised of Robert Hamlen, Warren Bagatelle and Martin Klein. Messrs. Hamlen and Bagatelle are independent directors. Currently, we do not have any procedures by which security holders may recommend nominees to our Board of Directors. Our Audit and Finance Committee is comprised of Warren Bagatelle, Lawrence Schafran and Joseph Engelberger. The Board of Directors has determined that Messrs. Bagatelle and Schafran qualify as “audit committee financial experts” as that term is defined in Item 401(e) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

               Based upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2006, Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, and written representations furnished to us, all required Forms were timely filed.

Item 10. EXECUTIVE COMPENSATION

               The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2006, and 2005 by the Company’s (i) Principal Executive Officer, and (ii) the next two highest paid executive officers as determined by Regulation S-B, Item 402.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael E. Reed (2)	2006	$190,000	$-	$-	$329,329	$-	$-	$-	$519,329
Principal Executive Officer	2005	$127,890	$-	$-	$168,957	$-	$-	$73,315	$370,162

Martin G. Klein(3)	2006	$75,000	$-	$-	$-	$-	$-	$-	$75,000
Chairman	2005	$150,001	$-	$-	$-	$-	$-	$-	$150,001

Timothy E. Coyne (4)	2006	$17,308	$-	$-	$1,826	$-	$-	$-	$19,134
Chief Financial Officer	2005	$-	$-	$-	$-	$-	$-	$-	$-

Michael D. Eskra (5)	2006	$-	$-	$-	$-	$-	$-	$-	$-
President and Chief Operating Officer	2005	$50,615	$-	$-	$72,678	$-	$-	$35,250	$158,543

J. Albert Estrada (6)	2006	$-	$-	$-	$-	$-	$-	$-	$-
Vice President - Sales and Marketing	2005	$109,659	$-	$-	$-	$-	$-	$-	$109,659

Audra J. Mace (7)	2006	$85,153	$-	$-	$145,186	$-	$-	$4,673	$235,012
Chief Financial Officer & Secretary	2005	$130,200	$-	$-	$139,484	$-	$-	$-	$269,684
_________________
(1)	Represents the compensation cost of awards recognized during the year as stock compensation expense in accordance with FASB 123R. The cost of pre-2006 awards that have not yet been fully recognized are reported using the modified prospective transition method under FAS 123R.
(2)	Mr. Reed was appointed President & Chief Executive Officer effective May 30, 2006. He was paid relocation compensation of $73,315 in 2005.
(3)	Mr. Klein was replaced as President and Chief Executive Officer by Mr. Reed effective May 30, 2006.
(4)	Mr. Coyne was appointed Chief Financial Officer effective November 20, 2006.
(5)	Mr. Eskra resigned as President and Chief Operating Officer effective March 22, 2005. He was paid severance of $19,885 and accrued vacation of $15,365.
(6)	Mr. Estrada resigned as Vice President – Sales and Marketing as of October 31, 2005.
(7)	Ms. Mace resigned as Chief Financial Officer effective August 8, 2006. She was paid accrued vacation of $4,673.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested

Michael E. Reed	50,000	150,000	-	$6.76	5/01/2015	-	-	-	-
	-	100,000	-	$3.94	12/14/2015	-	-	-	-

Timothy E. Coyne	-	150,000	-	$1.52	11/20/2016	-	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total	Aggregate Number of Stock Awards Outstanding at Fiscal Year End	Aggregate Number of Option Awards Outstanding at Fiscal Year End

Martin G. Klein	$1,500	$-	$-	$-	$-	$48,000	$49,500	-	-
Joseph F. Engelberger	$4,500	$-	$-	$-	$-	$-	$4,500	-	-
Warren D. Bagatelle	$4,000	$-	$83,891	$-	$-	$-	$87,891	-	75,000
Farhad Assari	$2,500	$-	$41,945	$-	$-	$-	$44,445	-	37,500
Robert P. Hamlen	$3,000	$-	$18,973	$-	$-	$8,000	$29,973	-	25,000
William B. Wylam	$1,000	$-	$1,730	$-	$-	$23,000	$25,730	-	25,000
Lawrence G. Schafran	$500	$-	$609	$-	$-	$-	$1,109	-	50,000

               Outside directors are paid a fixed sum for attendance at each meeting of the directors and are reimbursed for their expenses for attending each meeting of the directors. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like compensation and expense reimbursement for attending committee meetings. The Company records an expense and assumes a liability on the date meetings are held.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth information regarding the number of shares of our common stock beneficially owned on February 28, 2007, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers, as a group.

               Unless otherwise indicated, the address of each of the persons listed below is Electro Energy Inc., 30 Shelter Rock Road, Danbury, Connecticut 06810.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (2)

5% Stockholders

Lithium Nickel Asset Holding Company I 7 South Jersey Ave. East Setauket, NY 11733	8,750,000	(3)	34.20%	(4)

Executive Officers and Directors
Martin G. Klein	6,379,782	(5)	28.25%
Warren D. Bagatelle	1,267,407	(6)	5.56%	(7)
Joseph Engelberger	313,717		1.39%
Farhad Assari	83,575	(8)	0.04%	(9)
Robert Hamlen	6,250	(10)	0.03%	(11)
William Wylam	--		--%
Lawrence Schafran	--		--%
Michael E. Reed	89,050	(12)	0.39%	(13)
Timothy E. Coyne	--		--%
Directors and executive officers as a group (seven persons)	8,139,781		35.54%	(9)
_________________
(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days after February 28, 2007, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Unless otherwise indicated, based upon 22,583,127 shares of common stock outstanding on February 28, 2007; does not include 64,000 shares of common stock issuable upon conversion of series A convertible preferred stock.

(3)	Includes (i) 5,750,000 shares of common stock outstanding and 3,000,000 shares of common stock issuable upon the exercise of warrants held by Lithium Nickel Asset Holding Company I.

(4)	Based upon (i) 22,583,127 shares of common stock outstanding, plus (ii) 3,000,000 shares of common stock issuable upon the exercise of warrants.

(5)	Includes (i) 4,874,912 shares of common stock outstanding held by Mr. Klein, (ii) 250,000 shares of common stock outstanding held by Susan Klein, (iii) 627,435 shares of common stock outstanding held by Michael Klein and (iv) 627,435 shares of common stock outstanding held by Alison Klein & Stephen Okinow. Mr. Klein expressly disclaims beneficial ownership of the common stock owned or acquirable by the other investors.

(6)	Includes (i) 493,707 shares of common stock outstanding, 85,950 shares of common stock issuable upon the exercise of warrants and 18,750 shares of common stock issuable upon the exercise of options held by Mr. Bagatelle, (ii) 428,689 shares of common stock outstanding and 115,950 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock and the exercise of warrants held by the Trust FBO Thomas L. Kempner, (iv) 114,115 shares of common stock outstanding held by Shari Popkin Fleischer, and (v) 10,246 shares of common stock outstanding held by Matrix USA, LLC. Mr. Bagatelle expressly disclaims beneficial ownership of the common stock owned or acquirable by the other investors.

(7)	Based upon (i) 22,583,127 shares of common stock outstanding, plus (ii) 20,000 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 181,900 shares of common stock issuable upon the exercise of warrants and (iv) 18,750 shares of common stock issuable upon the exercise of options.

(8)	Includes (i) 20,000 shares of common stock outstanding and 9,375 shares of common stock issuable upon the exercise of options held by Mr. Assari and (ii) 42,800 shares of common stock outstanding and 11,400 shares of common stock issuable upon the exercise of warrants held by Merkantil 7, Inc., an affiliate of Mr. Assari.

(9)	Based upon (i) 22,583,127 shares of common stock outstanding, plus (ii) 11,400 shares of common stock issuable upon the exercise of warrants and (iii) 9,375 shares of common stock issuable upon the exercise of options.

(10)	Includes 6,250 shares of common stock issuable upon the exercise of options held by Mr. Hamlen.

(11)	Based upon (i) 22,583,127 shares of common stock outstanding, plus (ii) 6,250 shares of common stock issuable upon the exercise of options.

(12)	Includes 14,050 shares of common stock outstanding and 75,000 shares of common stock issuable upon the exercise of options held by Mr. Reed.

(13)	Based upon (i) 22,583,127 shares of common stock outstanding, plus (ii) 75,000 shares of common stock issuable upon the exercise of options.

(14)	Based upon (i) 22,583,127 shares of common stock outstanding, plus (ii) 20,000 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 193,300 shares of common stock issuable upon the exercise of warrants, plus (iv) 105,775 shares of common stock issuable upon exercise of options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

               Certain stockholders, parties related to stockholders and directors have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $152,973 and $44,779 for the years ended December 31, 2006 and 2005, respectively. Amounts due to these related parties as of December 31, 2006 and 2005 were $18,267 and $6,735, respectively.

Promoters and Control Persons

               Mr. Bagatelle and his spouse currently hold non-controlling interests in Matrix USA, LLC (“Matrix”), a finder in the private placement consummated in July 2004. Matrix received cash in the amount of $128,500 and equity-based compensation of $61,000 in the form of Series A Convertible Preferred Stock and 112,500 warrants to purchase shares of common stock in connection with the private placement. Shari Popkin Fleischer, the Chairperson of Matrix is a current shareholder of the Company.

Director Independence

               Currently, Warren Bagatelle, Joseph Engelberger, Farhad Assari, Robert Hamlen, William Wylam and Lawrence Schafran would be considered “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Item 13. EXHIBITS

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.(1)
2.2	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
3.1	Articles of Incorporation of MCG Diversified, Inc.(3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(3)
3.3	Bylaws of MCG Diversified, Inc.(1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.(1)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.(1)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto. (2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser. (2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser. (2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto. (2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent. (2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements. (2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements. (2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
21.1	Subsidiaries of the Company. (5)
31.1	Section 302 Certification of Chief Executive Officer.((5))
31.2	Section 302 Certification of Chief Financial Officer.((5))
32.1	Section 906 Certification of Chief Executive Officer.((5))
32.2	Section 906 Certification of Chief Financial Officer.((5))
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Filed herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non Audit Fees

               The following table presents fees for professional audit services rendered by Marcum & Kliegman, LLP (“M&K”) for the audit of Electro Energy’s annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by Marcum & Kliegman, LLP.

	2006	2005
Audit Fees (1)	$150,316	$105,500
Audit-Related Fees (2)	$96,496	$72,390
Tax Services (3)	$-0-	$-0-
All Other Fees	$-0-	$14,504

(1)	Audit fees consist of fees for professional services rendered for the audit of Electro Energy Inc.‘s consolidated financial statements and review of consolidated financial statements included in Electro Energy Inc.‘s quarterly reports.

(2)	Audit-related fees are fees principally for professional services rendered in connection with accounting consultations related to corporate acquisitions, consultations concerning the initial adoption or consideration of new financial accounting and reporting standards and consultations regarding SEC reporting and disclosure matters pertaining to the Company's annual form 10-KSB filing.

(3)	Tax service fees consist of compliance fees for the preparation of original tax returns as well as tax consulting and planning related fees.

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

ELECTRO ENERGY INC.

		By:	/s/ Michael E. Reed
Name: Michael E. Reed
Date:	April 2, 2007		Title: President and Chief Executive Officer

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin G. Klein
Name: Martin G. Klein
Date:	April 2, 2007	Title: Chairman

/s/ Michael E. Reed
Name: Michael E. Reed
Date:	April 2, 2007	Title: President and Chief Executive Officer

/s/ Timothy E. Coyne
Name: Timothy E. Coyne
Date:	April 2, 2007	Title: Chief Financial Officer

/s/ Joseph Engelberger
Name: Joseph Engelberger
Date:	April 2, 2007	Title: Director

/s/ Warren D. Bagatelle
Name: Warren D. Bagatelle
Date:	April 2, 2007	Title: Director

/s/ Farhad Assari
Name: Farhad Assari
Date:	April 2, 2007	Title: Director

/s/ Robert Hamlen
Name: Robert Hamlen
Date:	April 2, 2007	Title: Director

/s/ William Wylam
Name: William Wylam
Date:	April 2, 2007	Title: Director

/s/ Lawrence Schafran
Name: Lawrence Schafran
Date:	April 2, 2007	Title: Director