Form 10QSB
period 2007-03-31
ELECTRO ENERGY INC
filed 2007-05-15
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2007 or

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
Yes |_|   No |X|

As of May 12, 2007, 23,439,767 shares of Common Stock, par value $.001 per share, were outstanding.

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

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET March 31, 2007 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,040,709
Current portion of cash - restricted	1,935,000
Accounts receivable	413,081
Inventories	297,701
Prepaid expenses and other current assets	202,157

Total Current Assets	5,888,648

PROPERTY AND EQUIPMENT, Net	22,709,569

OTHER ASSETS
Restricted cash, less current portion	180,442
Deferred financing costs	917,598
Security deposit	228,164

Total Other Assets	1,326,204

TOTAL ASSETS	$29,924,421

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of senior secured convertible notes, net of deferred debt discount of $365,095	$634,905
Accounts payable and accrued expenses	686,704
Current portion of note payable	61,193
Current portion of capital lease	10,411

Total Current Liabilities	1,393,213

OTHER LIABILITIES
Secured convertible note, net of current portion and deferred debt discount of $805,955	9,194,045
Deferred rent, less current portion	405,944
Capital lease, less current portion	31,469

Total Other Liabilities	9,631,458

TOTAL LIABILITIES	11,024,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 160 outstanding ($160,000 liquidation preference)	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 23,348,896 shares issued and outstanding	23,349
Additional paid-in capital	39,204,196
Deferred lease costs, net of amortization	(869,966)
Accumulated deficit	(19,457,829)

TOTAL STOCKHOLDERS' EQUITY	18,899,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,924,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006 (UNAUDITED)

	2007	2006

NET REVENUE
Services	$721,703	$712,849
Products	77,978	383,711

TOTAL NET REVENUE	799,681	1,096,560

COST OF REVENUE
Cost of services	897,635	838,569
Cost of products	127,149	345,925

TOTAL COST OF REVENUE	1,024,784	1,184,494

GROSS LOSS	(225,103)	(87,934)

OPERATING EXPENSES
Selling, general and administrative (including non cash compensation of $218,861 and $257,731 in 2007 and 2006, respectively)	1,635,337	530,062
Research and development	403,824	139,842

TOTAL OPERATING EXPENSES	2,039,161	669,904

OPERATING LOSS	(2,264,264)	(757,838)

OTHER EXPENSE (INCOME)
Interest expense	487,143	3,297
Interest and dividend income	(54,240)	(1,518)
Amortization of deferred debt discount	87,107	-
Amortization of deferred financing costs	76,478	-
Loss on disposal of fixed assets, net	-	591

TOTAL OTHER EXPENSE	596,488	2,370

NET LOSS	$(2,860,752)	$(760,208)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.13)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	22,838,383	16,641,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2007 (UNAUDITED)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Costs	Costs	Deficit	Equity

Balance December 31, 2006	160	$-	22,583,127	$22,583	$37,995,646	$(2,333)	$(913,464)	$(16,597,077)	$20,505,355

Stock option compensation	-	-	-	-	218,861	-	-	-	218,861

Revaluation and amortization of warrants for deferred contract costs	-	-	-	-	(5,045)	2,333	-	-	(2,712)

Issuance of common stock for interest on notes	-	-	765,769	766	994,734	-	-	-	995,500

Amortization of deferred lease costs	-	-	-	-	-	-	43,498	-	43,498

Net loss	-	-	-	-	-	-	-	(2,860,752)	(2,860,752)

Balance March 31, 2007	160	$-	23,348,896	$23,349	$39,204,196	$-	$(869,966)	$(19,457,829)	$18,899,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2007 and 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,860,752)	$(760,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,030	27,710
Loss on disposal of fixed assets	-	591
Deferred rent	100,833	(6,510)
Amortization of deferred financing costs	76,477	-
Amortization of deferred debt discount	87,107	-
Amortization of deferred contract costs	(2,712)	-
Amortization of deferred lease costs	43,498	-
Stock option compensation	218,861	257,176
Interest accretion	-	1,768
Changes in:
Accounts receivable	464,711	13,656
Inventory	11,026	(65,759)
Prepaid expenses and other current assets	14,431	(89,493)
Accounts payable and accrued expenses	690,190	286,706

NET CASH USED IN OPERATING ACTIVITIES	(1,127,300)	(334,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(67,886)	(233,169)

NET CASH USED IN INVESTING ACTIVITIES	(67,886)	(233,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	448,579	-
Proceeds from issuance of common stock	-	100,000
Proceeds from exercise of warrants and employee stock options	-	83,041
Principal payments on capital leases	(2,464)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	446,115	183,041

NET DECREASE IN CASH AND CASH EQUIVALENTS	(749,071)	(384,491)

CASH AND CASH EQUIVALENTS - Beginning	3,789,780	591,664

CASH AND CASH EQUIVALENTS - Ending	$3,040,709	$207,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-

Income taxes	$10,000	$10,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Issuance of common stock for interest on notes	$995,500	$-

Revaluation of warrants issued for contract costs	$5,045	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

               Acquisition of the Florida facility (see Note 3) provides manufacturing capabilities for prismatic and cylindrical cell battery products that may offer product revenue opportunities while the Company’s bipolar technology is being developed and marketed.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
               The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 10-KSB filed on April 2, 2007.

               Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

               The Company maintains its cash accounts at high quality financial institutions. The Company also has substantial cash balances which are invested in a money market account with a major international bank. These balances, at times, exceed federally insured limits. As of March 31, 2007, the Company had cash balances in excess of federally insured limits of $4,943,764.

               Concentrations of credit risk with respect to accounts receivable are limited because the Company’s most significant customers are the United States Government or its agencies.

               As of March 31, 2007, the Company had no other concentration of credit risk.

Allowances for Doubtful Accounts
               The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination. As of March 31, 2007, there was no allowance for doubtful accounts.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Significant Customers
               The Company had two customers with sales of 10% or more of total sales in the three months ended March 31, 2007. Net sales to the Company’s two major customers, Sandia National Laboratories, and Defense Finance and Accounting System, represented approximately 52%, and 25%, respectively, of total net sales in the three months ended March 31, 2007. The Company had three customers with sales of 10% or more of total sales for the three months ended March 31, 2006. Net sales to these three major customers, U.S. Air Force, Sandia National Laboratories, and EaglePicher Technologies, LLC, represented approximately 19%, 24% and 37%, respectively, of total net sales in the three months ended March 31, 2006. Accounts receivable from these customers amounted to $307,984 at March 31, 2007.

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

Stock-Based Compensation
               The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant.

Research and Development
               Research and development expenses are incurred to develop the Company's battery technologies. These expenses are self funded and expensed as incurred. Research and development expenses for the three months ended March 31, 2007 and 2006 were $403,824 and $139,842, respectively.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006

Preferred stock convertible into common stock	64,000	72,000
Warrants to purchase common stock	4,720,908	1,209,812
Options to purchase common stock	1,910,245	1,278,205
Senior secured convertible note	2,894,737	-

Total potential common shares	9,589,890	2,560,017

Recent Accounting Pronouncements
               In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

               In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

               In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows (see Note 10).

               In March 2006, the FASB issued Statement of Financial Accounting Standard 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

               In February 2006, the FASB issued Statement of Financial Accounting Standard 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 3 – Asset Purchase

               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., (the “Seller”), pursuant to the terms of an Asset Purchase Agreement. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. The Company also issued 1,000,000 warrants in connection with the lease agreements and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement. The aggregate purchase price was $21,050,841 which consisted of the 5,750,000 shares of the Company’s common stock at $3.61 per share valued at $20,741,071, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18. The purchased assets require further improvements in order to become operational.

NOTE 4 — Property and Equipment

               Property and equipment consists of the following as of March 31, 2007:

		Useful Lives

Equipment	$22,878,103	5 to 7 years
Leasehold improvements	223,170	3 years

	23,101,273
Less accumulated depreciation and amortization	391,704

Property and equipment, net	$22,709,569

               Included in equipment is $21,150,986 of equipment and leasehold improvements from the Asset Purchase (see Note 3) and $1,160,666 of construction in progress, which has not been placed in service as of March 31, 2007 and therefore not depreciated during the three months then ended. Also included in property and equipment is equipment with a net book value of $45,958 at March 31, 2007 held under a capital lease and which has not been placed in service as of March 31, 2007 and therefore not depreciated during the three months then ended.

               Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $29,030 and $27,710, respectively.

NOTE 5 – Current Portion of Note Payable

               Current portion of note payable consists of the following as of March 31, 2007:

Note payable to Connecticut Innovations, Incorporated ("CII") commencing December 2004 and maturing December 2007 with interest at 5% and annual installments of $61,193	$61,193

               Interest expense related to the long-term debt of CII amounted to $754 and $1,530 for the three months ended March 31, 2007 and 2006, respectively.

               On September 28, 2006, the Company and EaglePicher Technologies, LLC (“EaglePicher”), a non-related party, entered into an agreement pursuant to which EaglePicher forgave $100,000 of the $150,000 remaining balance of a note due on October 1, 2006 (see Note 7). Accretion of the discount related to the long-term debt of EaglePicher amounted to $1,768 for the three months ended March 31, 2006.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 6 – Senior Secured Convertible Note

               Senior secured convertible note consists of the following at March 31, 2007:

Face value	$ 11,000,000
Remaining discount of fair value	(1,171,050)

Fair value of senior secured convertible note	9,828,950
Less: Current portion	(634,905)

Secured convertible note, less current portion and deferred debt discount	$ 9,194,045

               On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “Notes”) and issued 578,947 warrants to purchase common stock that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. The Notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the Notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. A portion of the proceeds from the issuance of the Notes was placed in escrow to pay the first two years of interest, as well as payment for the holders’ first put right. The balance of the escrow account, including interest income, was $2,115,442 as of March 31, 2007. The interest and put right are payable in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. If the Company elects to pay the interest and put right in stock, an amount equal to the interest payment or put payment will be released from escrow and become available for general corporate use. During the three months ended March 31, 2007, $476,500 was released from escrow for general corporate use.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the Note and Warrant Purchase Agreement. According to the Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest and late registration penalties under the Notes, and on April 9, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 90,871 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest and late registration penalties under the Notes.

               Interest expense on the Notes amounted to $487,144 for the three months ended March 31, 2007. The amortization of the deferred debt discount and deferred financing costs recorded in connection with the Notes and warrants amounted to $87,107 and $76,478, respectively, for the three months ended March 31, 2007.

NOTE 7 — Commitments and Contingencies

Supply Agreement
               The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. Net sales to EaglePicher represented approximately 9% and 37% of total sales for the three months ended March 31, 2007 and 2006, respectively. Accounts receivable from EaglePicher amounted to $14,165 at March 31, 2007. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. On August 1, 2006, pursuant to their confirmed plan of reorganization, substantially all the assets of EaglePicher and its U.S. Subsidiaries were transferred to the newly formed EaglePicher Corporation (EPC) and its Subsidiaries. On September 28, 2006, the Company and EPC’s subsidiary EaglePicher Technologies, LLC (EPT) entered into an agreement pursuant to which (i) the Company shall continue to supply certain products to EPT under the terms of the existing supply agreement, (ii) EPT forgave $100,000 of the $150,000 balance remaining on the note payable to EPT due on October 1, 2006, (iii) EPT granted the Company the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) the Company agreed to terminate its right of first refusal on buying the EPT nickel hydrogen battery business.

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

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, a non-related party, pursuant to which the venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of March 31, 2007, the Company has received $300,000 and issued 90,632 shares of unregistered common stock and 27,434 warrants in connection with this agreement. During the three months ended March 31, 2007, the Company did not receive any funding and did not issue any unregistered common stock or warrants in connection with this agreement. During the three months ended March 31, 2006, the Company received $100,000 and issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement. The Company and the venture capital firm have agreed to complete the development project.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Legal Proceedings
               Electro Energy, Inc. is engaged in litigation with Lithium Nickel Asset Holding Company I (“LNAH”) and Phoenix Commercial Park, LLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. That abatement agreement expired without a response from Phoenix to the offer of settlement presented by the Company. LNAH has filed a motion to return the litigation to Bankruptcy Court. At this juncture, the case is vigorously contested, and out of court settlement is likely to occur upon a declaration from the Court establishing the entitlements and rights of the assets and property in question. At this time, an evaluation of the likelihood of outcome and estimate of potential loss is unable to be determined. On April 6, 2007, the Company provided LNAH notice of certain claims the Company is asserting against LNAH for breach of contract and indemnification under the provisions of the Asset Purchase Agreement and real property lease agreements. At this time, an evaluation of the likelihood for future litigation and the ultimate outcome of these issues can not be determined.

               On or about January 31, 2007, Audra Mace, the Company’s former Chief Financial Officer, filed an administrative discrimination case against the Company with the Connecticut Commission on Human Rights and Opportunities (the “CHRO”). The Complaint alleges that she was “constructively discharged” based on her gender and because of an alleged hostile work environment. Ms. Mace claims loss of income and emotional distress as a result of her alleged treatment by the Company and her alleged “constructive discharge”. The Company believes that the complaint has no merit and will vigorously defend the claims set forth therein. Such defense will include a statement that Ms. Mace left her position voluntarily. Ms. Mace has rejected the Company’s attempts to settle these issues in a No Fault Conciliation process administered by the CHRO. The resolution of this complaint is not expected to have a material effect on the Company.

               The Company is not aware of any other pending or threatened litigation related to the Company, the Company’s business or the Company’s officers and directors.

NOTE 8 — Stockholders’ Equity

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of March 31, 2007, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), and 3,000,000 shares of common stock for issuance under its 2005 Stock Compensation Plan (the “2005 Plan”). During the three months ended March 31, 2006 the Company issued 37,000 shares of common stock in connection with the exercise of employee stock options for proceeds of $20,541.

               During the three months ended March 31, 2006 warrants were exercised for proceeds of $62,500 in exchange for 25,000 shares of common stock.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm (See Note 7). During the three months ended March 31, 2006 the Company issued 30,212 shares of common stock for proceeds of $100,000 in connection with this agreement.

               During the three months ended March 31, 2007, the Company issued an aggregate of 765,769 shares of the Company’s common stock to the holders of the Notes, representing the initial number of shares required to pay the interest and late registration penalties under the Notes. On April 9, 2007, the Company issued an aggregate of 90,871 shares of the Company’s common stock to the holders of the Notes, representing the additional number of shares required to pay the interest and late registration penalties under the Notes.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Stock Options
               During the three months ended March 31, 2007, the Company issued 150,000 options to employees and 50,000 options to consultants. The fair value of the options of $0.46 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $1.18 per share, exercise price of $1.18, zero dividends, expected volatility of 42.91%, risk free interest rate of 4.52% and expected life of 4 years. During the three months ended March 31, 2007, a consultant forfeited 25,000 options. The Company recorded $218,861 and $257,731 of stock option compensation for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006, the Company recorded an adjustment of $23,495 to remeasure and amortize stock compensation expense in connection with 25,000 stock options previously issued to a consultant. The remaining balance of unamortized employee stock compensation as of March 31, 2007 was $1,764,931 and will be fully amortized through 2011. The remaining balance of the non-employee stock compensation as of March 31, 2007 was $67,224 and will be amortized through March 2011.

               As of March 31, 2007, unexercised stock options to purchase an aggregate of 1,642,908 shares of common stock have been granted to employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $0.26 to $6.76 per share.

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm (See Note 7). During the three months ended March 31, 2006, the Company issued 9,479 warrants in connection with this agreement.

               During the three months ended March 31, 2006 warrants were exercised for proceeds of $62,500 in exchange for 25,000 shares of common stock. As of March 31, 2007, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 5, 2012 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.43.

NOTE 9 — Related Parties

Consulting Services
               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $70,414 and $11,020 for the three months ended March 31, 2007 and 2006, respectively. Amounts due to these related parties as of March 31, 2007 were $21,642.

Development Agreement
               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of March 31, 2007, the warrants were considered to be worthless and, accordingly, the estimated value of the warrants was reduced to zero.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Note 10 — Income Taxes
               Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

               In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses”.

               The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

               The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

               The Company recognized a deferred tax asset of approximately $4,380,200 as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $9,971,589, available to offset future taxable income through 2026.

               The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

               A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 11 – Subsequent Events
               On May 10, 2007, the Board of Directors of the Company extended the expiration date of 712,450 warrants with an exercise price of $2.50 from July 16, 2007 to July 16, 2008.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Revenue

               Consolidated net revenue for the three months ended March 31, 2007 was $799,681 compared with $1,096,560 for the three months ended March 31, 2006, a decrease of $296,879, or 27%. Revenues of $721,703 from service operations increased $8,854 or 1% as a result of new research and development contract awards from the U. S. Army, offset by lower revenue from several completed contracts. During the three months ended March 31, 2007, service revenues accounted for 90% of total revenues compared with 65% of total revenues in 2006. The service contract backlog as of March 31, 2007 was approximately $2,442,324.

               Revenues of $77,978 from product manufacturing operations declined $305,733 or 80% as a result of a decline in sales to EaglePicher under our supply agreement partially offset by an increase in sales of general aircraft products and Apache helicopter battery sales. During the three months ended March 31, 2007, product revenues accounted for 10% of total revenues compared with 35% of total revenues in 2006. Product sales to EaglePicher are expected to remain below their 2006 levels for the remainder of the year. The product order backlog was approximately $7,043 as of March 31, 2007, substantially all of which is expected to be shipped and invoiced during the second quarter of 2007.

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

Gross Profit (Loss)

               Consolidated gross loss for the three months ended March 31, 2007 was $(225,103), or (28.1)% of net revenue, compared with $(87,934), or (8.0)% of net revenue, in 2006. The higher gross loss was mainly due to the decline in products revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

               Gross loss from services for the three months ended March 31, 2007 was $(175,933), or (24.4)% of net services revenue, compared with $(125,720), or (17.6)% of net services revenue, in 2006. The gross loss from services relates to the Company’s research and development contracts with the U.S. government and its agencies. The higher gross loss on service revenue was mainly driven by overhead costs incurred to maintain the Company’s technical and research and development resources and in anticipation of future contracts from the US government and its agencies.

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

               Gross loss from products for the three months ended March 31, 2007 was $(49,171), or (63.1)% of net products revenue compared with gross profit of $37,786, or 9.8% of net products revenue, in 2006. The primary reason for the gross loss on products revenues was lower product revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

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

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2007 were $1,635,337, or 204% of total net revenue, compared with $530,062, or 48% of total net revenue, in 2006, an increase of $1,105,275 or 209%. The increase in SG&A was primarily a result of $830,474 of start-up costs associated with the Florida manufacturing facility and an increase of approximately $290,000 in legal, consulting and professional fees partially offset by a decrease of $64,720 in stock-based compensation expense.

Research and Development Expenses

               Research and development (“R&D”) expenses for the three months ended March 31, 2007 were $403,824 (50.5% of net revenue) compared with $139,842 (12.8% of net revenue) in 2006, an increase of $263,982, or 189%. The nature of the R&D expenses relates to experimentation and product development for bipolar nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) applications for automotive applications, for improved nickel cadmium batteries for the aerospace market, and for bipolar lithium ion for advanced military applications. R&D conducted in applying the Company’s patented bipolar design to Lithium Ion batteries is in connection with a development agreement with a venture capital firm. The venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock under a stock purchase agreement.

Other (Income) Expense

               Interest expense for the three months ended March 31, 2007 was $487,143 compared to interest expense of $3,297 in 2006, an increase of $483,845, primarily as a result of interest expense on the 8.5% senior secured convertible notes (the “Notes”) issued in April 2006. Interest and dividend income was $54,240 for the three months ended March 31, 2007 compared with $1,518 for the three months ended March 31, 2006 due to higher cash balances resulting from the issuance of the Notes. The amortization of deferred debt discount and the amortization of deferred financing costs related to the issuance of the Notes were $87,107 and $76,478, respectively, for the three months ended March 31, 2007.

Net Loss

                  Net loss for the three months ended March 31, 2007 was $(2,860,752) or $(0.13) per share (basic and diluted) compared with $(760,208) or $(0.05) per share in 2006.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative-related parties as an operating expense in the amount of $70,414 and $11,020 for the three months ended March 31, 2007 and 2006, respectively. The Company has agreements with the owner of E.F.S. Management Systems and Maryann Phillips, shareholders of the Company’s common stock, to provide accounting services. The Company has agreements with Robert Hamlen, William Wylam and Martin Klein, shareholders of the Company’s common stock, to provide consulting services.

               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company entered into an agreement whereby the Company will issue warrants to In-Q-Tel containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767 was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of March 31, 2007, the warrants were considered to be worthless and, accordingly, the estimated value of the warrants was reduced to zero.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of March 31, 2007, the Company has received $300,000 and issued 90,632 shares of unregistered common stock and 27,434 warrants in connection with this agreement. During the three months ended March 31, 2007, the Company did not receive any funding and did not issue any unregistered common stock or warrants in connection with this agreement. During the three months ended March 31, 2006, the Company received $100,000 and issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement. The Company and In-Q-Tel have agreed to complete the development project. The Company is directing the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

Financial Condition

Liquidity and Capital Resources
               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

March 31, 2007		December 31, 2006
Working capital	$ 4,495,435	$ 5,423,982
Current ratio	4.23	4.18
Long-term debt to equity ratio	50.96	46.04

Note and Warrant Purchase Agreement and Asset Purchase
               On March 31, 2006, the Company entered into a note and warrant purchase agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 (the “Notes”) secured by certain assets of the Company and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. A portion of the proceeds was placed in escrow to pay the first two years of interest, as well as payment for the holders first put right. The balance of the escrow account, including interest income, was $2,115,442 as of March 31, 2007. The interest and put right are payable in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. If the Company elects to pay the interest and put right in stock, an amount equal to the interest payment or put payment will be released from escrow and become available for general corporate use. During the three months ended March 31, 2007, $476,500 was released from escrow for general corporate use.

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

               Interest will be paid semiannually in cash or paid in common stock at the Company’s option at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate principal amount, or $1,000,000. The notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security.

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

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the Note and Warrant Purchase Agreement. According to the Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest and late registration penalties under the Notes, and on April 9, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 90,871 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest and late registration penalties under the Notes.

               At March 31, 2007, the current portion of the Notes, net of deferred debt discount of $365,095, was $634,905 and the long term portion of the Notes, net of deferred debt discount of $805,955, was $9,194,045. Interest expense, amortization of the deferred debt discount, and amortization of deferred financing costs in connection with the Notes amounted to $485,329, $87,107, and $76,478, respectively, for the three months ended March 31, 2007.

               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., (the “Seller”), pursuant to the terms of an Asset Purchase Agreement. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. The Company also issued 1,000,000 warrants in connection with the lease agreements and the Company has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement which shall be incrementally released over the course of five years until all of the shares are released on April 5, 2011.

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

               As of March 31, 2007, the current portion of note payable of $61,193 relates to the note payable to Connecticut Innovations, Incorporated (“CII”). Interest at a fixed rate of 5% is paid with the annual installment payment on December 31st and the final installment will be made on December 31, 2007. Interest expense related to the CII note amounted to $754 and $1,530 for the three months ended March 31, 2007 and 2006, respectively.

               As of March 31, 2007, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 15, 2012 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.43.

               As of March 31, 2007, 1, 642,908 options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of March 31, 2007 is $502,121.

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

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of March 31, 2007, the Company has received $300,000 and issued 90,632 shares of unregistered common stock and 27,434 warrants in connection with this agreement. During the three months ended March 31, 2007, the Company did not receive any funding and did not issue any unregistered common stock or warrants in connection with this agreement. During the three months ended March 31, 2006, the Company received $100,000 and issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement. The Company and In-Q-Tel have agreed to complete the development project. The Company is directing the proceeds toward research and development to demonstrate the incorporation of Bipolar Li-ion Cell Technology into Bipolar Lithium Ion Batteries.

               Net cash used in operating activities totaled $(1,127, 300) and $(334,363) for the three months ended March 31, 2007 and 2006, respectively. The Company invested $67,886 and $233,169 in equipment during the three months ended March 31, 2007 and 2006, respectively. Prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride product lines.

               The Company continues to construct equipment internally to maintain its specialized staffing and to advance its initiative for commercialization of its nickel metal hydride and lithium ion product lines. In connection with the asset purchase, the Company issued debt to fund the retrofitting of the equipment making it suitable for its patented bipolar stacked wafer concept and for business development. The Company expects to make additional investments in capital expenditures in the next twelve months to facilitate the operating capabilities of the acquired assets. The Company anticipates that cash generated from operating activities, together with funds available from the proceeds of the 8.5% senior secured convertible notes described above, additional proceeds from the Stock Purchase Agreement described above, the release of restricted cash for working capital purposes as a result of the payment of interest on the 8.5% senior secured convertible notes with the Company’s common stock and additional common stock issuances, under current conditions, will be sufficient to finance the Company’s planned operations over the next twelve months. As of March 31, 2007, the Company has cash and cash equivalents of $3,040,709. In addition, the Company has $2,115,442 of restricted cash held in escrow for future interest and redemption payments in connection with the 8.5% senior secured convertible notes.

Unregistered Sales of Equity Securities

               On April 5, 2006, the Company entered into an Asset Purchase Agreement issuing 5,750,000 shares of common stock in exchange for manufacturing equipment (see Note 3 in the Notes to the Condensed Consolidated Financial Statements).

               On April 5, 2006, the Company entered in to a lease agreement for industrial space (see Note 3 in the Notes to the Condensed Consolidated Financial Statements) and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

               Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this quarterly report (the “Evaluation Date”), concluded that our disclosure controls and procedures were appropriately designed and operating effectively to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls

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

PART II

Item 1. LEGAL PROCEEDINGS.

Legal Proceedings
               Electro Energy, Inc. is engaged in litigation with Lithium Nickel Asset Holding Company I (“LNAH”) and Phoenix Commercial Park, LLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. That abatement agreement expired without a response from Phoenix to the offer of settlement presented by the Company. LNAH has filed a motion to return the litigation to Bankruptcy Court. At this juncture, the case is vigorously contested, and out of court settlement is likely to occur upon a declaration from the Court establishing the entitlements and rights of the assets and property in question. At this time, an evaluation of the likelihood of outcome and estimate of potential loss is unable to be determined.

               On April 6, 2007, the Company provided LNAH notice of certain claims the Company is asserting against LNAH for breach of contract and indemnification under the provisions of the Asset Purchase Agreement and real property lease agreements. At this time, an evaluation of the likelihood for future litigation and the ultimate outcome of these issues can not be determined.

               On or about January 31, 2007, Audra Mace, the Company’s former Chief Financial Officer, filed an administrative discrimination case against the Company with the Connecticut Commission on Human Rights and Opportunities (the “CHRO”). The Complaint alleges that she was “constructively discharged” based on her gender and because of an alleged hostile work environment. Ms. Mace claims loss of income and emotional distress as a result of her alleged treatment by the Company and her alleged “constructive discharge”. The Company believes that the complaint has no merit and will vigorously defend the claims set forth therein. Such defense will include a statement that Ms. Mace left her position voluntarily. Ms. Mace has rejected the Company’s attempts to settle these issues in a No Fault Conciliation process administered by the CHRO. The resolution of this complaint is not expected to have a material effect on the Company.

               The Company is not aware of any other pending or threatened litigation related to the Company, the Company’s business or the Company’s officers and directors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

               None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5. OTHER INFORMATION.

               None.

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.(1)
2.2	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
3.1	Articles of Incorporation of MCG Diversified, Inc.(3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(3)
3.3	Bylaws of MCG Diversified, Inc.(1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.(1)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.(1)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto. (2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser. (2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser. (2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto. (2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent. (2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements. (2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements. (2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
21.1	Subsidiaries of the Company.(5)
31.1	Section 302 Certification of Chief Executive Officer.(6)
31.2	Section 302 Certification of Chief Financial Officer.(6)
32.1	Section 906 Certification of Chief Executive Officer.(6)
32.2	Section 906 Certification of Chief Financial Officer.(6)
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the annual period ended December 31, 2006.
(6)	Filed herewith.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: May 15, 2007		Title: Chief Executive Officer