Form 10QSB
period 2007-06-30
ELECTRO ENERGY INC
filed 2007-08-14
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2007 or

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
Yes |_|   No |X|

As of August 14, 2007, 24,730,163 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

ELECTRO ENERGY INC.

ii

Forward-looking Statement Disclaimer

               Forward-looking statements in this report, including without limitation, statements related to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth; (iii) the Company's ability to obtain additional financing; ability to maintain the continued listing of its common stock on NASDAQ Capital Markets, as well as risks of a downturn in economic conditions generally and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET June 30, 2007 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$961,440
Current portion of cash - restricted	1,935,000
Accounts receivable	432,206
Inventories	354,848
Prepaid expenses and other current assets	162,999

Total Current Assets	3,846,493

PROPERTY AND EQUIPMENT, Net	22,528,335

OTHER ASSETS
Restricted cash, less current portion	196,323
Deferred financing costs	841,141
Security deposit	228,164

Total Other Assets	1,265,628

TOTAL ASSETS	$27,640,456

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of senior secured convertible notes, net of deferred debt discount of $371,013	$1,828,987
Accounts payable and accrued expenses	1,017,632
Current portion of note payable	61,193
Current portion of capital lease	10,639

Total Current Liabilities	2,918,451

OTHER LIABILITIES
Senior secured convertible note, net of current portion and deferred debt discount of $710,203	8,089,797
Deferred rent, less current portion	462,668
Capital lease, less current portion	28,722

Total Other Liabilities	8,581,187

TOTAL LIABILITIES	11,499,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 160 outstanding ($160,000 liquidation preference)	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 23,439,768 shares issued and outstanding	23,440
Additional paid-in capital	39,523,670
Deferred lease costs, net of amortization	(826,467)
Accumulated deficit	(22,579,825)

TOTAL STOCKHOLDERS' EQUITY	16,140,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,640,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Six Months Ended June 30, 2007 and 2006 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

NET REVENUE
Services	$911,360	$649,734	$1,633,063	$1,362,583
Products	14,624	246,985	92,602	630,696

TOTAL NET REVENUE	925,984	896,719	1,725,665	1,993,279

COST OF REVENUE
Cost of services	1,174,037	773,908	2,071,672	1,612,477
Cost of products	39,356	146,746	166,505	492,671

TOTAL COST OF REVENUE	1,213,393	920,654	2,238,177	2,105,148

GROSS LOSS	(287,409)	(23,935)	(512,512)	(111,869)

OPERATING EXPENSES
Selling, general and administrative (including non-cash compensation of $209,814 and $251,305 for the three months ended and $428,675 and $509,035 for the six months ended June 30, 2006 and 2007, respectively	2,114,835	915,798	3,750,172	1,445,860
Research and development	345,365	293,911	749,189	433,753

TOTAL OPERATING EXPENSES	2,460,200	1,209,709	4,499,361	1,879,613

OPERATING LOSS	(2,747,609)	(1,233,644)	(5,011,873)	(1,991,482)

OTHER EXPENSE (INCOME)
Interest expense	243,991	237,085	731,134	240,383
Interest and dividend income	(37,145)	(63,643)	(91,385)	(65,162)
Amortization of deferred debt discount	89,834	35,286	176,941	35,286
Amortization of deferred financing costs	76,457	75,847	152,935	75,847
Loss on disposal of fixed assets, net	1,250	-	1,250	591

TOTAL OTHER EXPENSE	374,387	284,575	970,875	286,945

NET LOSS	$(3,121,996)	$(1,518,219)	$(5,982,748)	$(2,278,427)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.13)	$(0.07)	$(0.26)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,430,781	22,310,540	23,136,721	19,520,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2007 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'

	Shares	Amount	Shares	Amount	Capital	Costs	Costs	Deficit	Equity

Balance January 1, 2007	160	-	22,583,127	$22,583	$37,995,646	$(2,333)	$(913,464)	$(16,597,077)	$20,505,355

Stock option compensation	-	-	-	-	428,675	-	-	-	428,675

Revaluation and amortization of warrants for deferred contract costs	-	-	-	-	(5,250)	2,333	-	-	(2,917)

Issuance of common stock for interest on notes	-	-	856,641	857	1,104,599	-	-	-	1,105,456

Amortization of deferred lease costs	-	-	-	-	-	-	86,997	-	86,997

Net loss	-	-	-	-	-	-	-	(5,982,748)	(5,982,748)

Balance June 30, 2007	160	-	23,439,768	$23,440	$39,523,670	$-	$(826,467)	$(22,579,825)	$16,140,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2007 and 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,982,748)	$(2,278,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,826	58,134
Loss on disposal of fixed assets	1,250	591
Deferred rent	157,557	(13,020)
Amortization of deferred financing costs	152,934	75,847
Amortization of deferred debt discount	176,941	38,841
Amortization of deferred contract costs	(2,917)	(7,453)
Amortization of deferred lease costs	86,997	31,760
Stock option compensation	428,675	509,035
Changes in:
Accounts receivable	445,586	276,055
Inventory	(46,121)	(263,750)
Prepaid expenses and other current assets	53,589	277,699
Accounts payable and accrued expenses	1,131,074	168,533

NET CASH USED IN OPERATING ACTIVITIES	(3,338,357)	(1,126,155)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(95,698)	(269,008)
Sale of property and equipment	178,000	-
Expenditures for property and equipment in connection with Asset Purchase	-	(309,770)
Payment for security deposits	-	(219,693)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	82,302	(798,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	432,698	(2,970,000)
Proceeds from issuance of common stock	-	200,000
Proceeds from issuance of secured convertible notes	-	11,000,000
Financing costs related to secured convertible notes	-	(1,222,982)
Proceeds from exercise of warrants and employee stock options	-	207,522
Principal payments on capital leases	(4,983)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	427,715	7,214,540

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,828,340)	5,289,914

CASH AND CASH EQUIVALENTS - Beginning	3,789,780	591,664

CASH AND CASH EQUIVALENTS - Ending	$961,440	$5,881,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2007 and 2006 (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$10,000	$10,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Stock issued in connection with Asset Purchase	$-	$20,741,071

Warrants issued for lease agreements	$-	$762,240

Warrants issued in connection with secured convertible note	$-	$679,070

Conversion of preferred stock into common stock	$-	$8

Revaluation of options issued for compensation costs	$-	$58,258

Issuance of common stock for interest on notes	$1,105,456	$-

Revaluation of warrants issued for contract costs	$5,250	$30,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Management’s Plans for Liquidity and Sources of Capital
               As of June 30, 2007, the Company had unrestricted cash and cash equivalents of $961,440 and held $2,131,323 of cash in escrow, the use of which is limited and restricted to payment under the 8.5% Senior Secured Convertible Notes of (i) installments of semi-annual interest through March 31, 2008 and (ii) the August 1, 2007 periodic right of the holders to require partial repurchase of their Notes. The Company incurred a loss from operations of $5,982,748 for the six months ended June 30, 2007. During the six months ended June 30, 2007, the Company required $3,338,357 to fund its operating activities.

               The Company expects to invest additional amounts in capital expenditures to facilitate the operating capabilities of its productive assets and in research and development and other business initiatives in the next twelve months. The Company anticipates that its unrestricted cash and cash equivalents together with additional proceeds from the Stock Purchase Agreement and the release of restricted cash for working capital purposes as a result of the payment of interest on the 8.5% senior secured convertible notes in the Company’s common stock will not be sufficient to fund its operating activities over the next twelve months. Accordingly, the Company has engaged an investment banking firm to act as placement agent in connection with a proposed offering of debt or equity securities to obtain additional financing. Although the Company believes that it will obtain the additional financing, no assurance can be given that the Company will be successful in obtaining additional financing under terms acceptable to the Company or in an amount sufficient to fund its operating activities for the next twelve months. The funds that the Company raises, if any, may not allow it to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives. Furthermore, if the Company is unable to secure additional sources of capital, there would be substantial doubt about its ability to fund future operations and continue as a going concern.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
               The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three and six months ended June 30, 2007 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 10-KSB filed on April 2, 2007.

               Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

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

               The Company maintains its cash accounts at high quality financial institutions. The Company also has substantial cash balances which are invested in a money market account with a major international bank. These balances, at times, exceed federally insured limits. As of June 30, 2007, the Company had cash balances in excess of federally insured limits of $1,000,432.

               Concentrations of credit risk with respect to accounts receivable are limited because the Company’s most significant customers are the United States Government or its agencies.

               As of June 30, 2007, the Company had no other concentration of credit risk.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Allowances for Doubtful Accounts
               The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination. As of June 30, 2007, there was no allowance for doubtful accounts.

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

Significant Customers
               The Company had three customers with sales of 10% or more of total sales in the six months ended June 30, 2007. Net sales to the Company’s three major customers, the U.S. Government, Sandia National Laboratories and In-Q-Tel, Inc., represented approximately 33%, 32%, and 12%, respectively, of total net sales in the six months ended June 30, 2007. Accounts receivable from these customers amounted to $251,183 at June 30, 2007. The Company had three customers with sales of 10% or more of total sales for the six months ended June 30, 2006. Net sales to these three major customers, the U.S. Government, EaglePicher Technologies, LLC and Sandia National Laboratories, represented approximately 35%, 29% and 22%, respectively, of total net sales in the six months ended June 30, 2006.

Loss Per Share
               Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and the exercise of warrants are excluded from the calculation of net loss per share for the periods presented as their effect would be antidilutive.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006

Preferred stock convertible into common stock	64,000	64,000
Warrants to purchase common stock	4,720,908	4,720,908
Options to purchase common stock	1,556,958	1,267,908
Senior secured convertible note	2,894,737	2,894,737

Total potential common shares	9,236,603	8,947,553

NOTE 3 – Asset Purchase

               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate located in Alachua, Florida relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries from Lithium Nickel Asset Holding Company I, Inc., (the “Seller”), pursuant to the terms of an Asset Purchase Agreement. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. The Company also issued 1,000,000 warrants in connection with the lease agreements and has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement. The aggregate purchase price was $21,050,841 which consisted of the 5,750,000 shares of the Company’s common stock at $3.61 per share valued at $20,741,071, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. In accordance with SFAS 141 and EITF 96-18, the Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met. The purchased assets require further improvements in order to become operational.

NOTE 4 – Senior Secured Convertible Note

               Senior secured convertible note consists of the following at June 30, 2007:

Face value	$ 11,000,000
Remaining discount of fair value	(1,081,216)

Fair value of senior secured convertible note	9,918,784
Less: Current portion	(1,828,987)

Secured convertible note, less current portion and deferred debt discount	$ 8,089,797

               On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “Notes”) and issued 578,947 warrants to purchase common stock that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. The Notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the Notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. Interest will be paid semiannually on September 30 and March 31 in cash or, at the Company’s option, in advance in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. The Notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the Notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate initial principal amount, or $1,000,000. A portion of the proceeds from the issuance of the Notes was placed in escrow to pay the first two years of interest, as well as payment for the holders’ first put right. The balance of the escrow account, including interest income, was $2,131,323 as of June 30, 2007. The interest and put right are payable in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. If the Company elects to pay the interest and put right in stock, an amount equal to the interest payment or put payment will be released from escrow and become available for general corporate use. During the six months ended June 30, 2007, $476,500 was released from escrow for payment towards interest on the secured convertible note.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

               In connection with the Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of the Notes. The Registration Rights Agreement required the Company to file a shelf registration statement (the “Shelf Registration Statement”) with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 (representing 1.0% of the principal amount of the Notes) for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The SEC declared the Shelf Registration Statement effective January 26, 2007.Consequently, the Company incurred aggregate interest penalties of $440,000 for the period October 27, 2006 through January 27, 2007. The interest penalties are payable on March 31 in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. .

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the Note and Warrant Purchase Agreement. According to the Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest and late registration penalties under the Notes, and on April 9, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 90,872 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest and late registration penalties under the Notes.

               Interest expense on the Notes amounted to $727,663 and $233,750 for the six months ended June 30, 2007 and 2006, respectively, and $242,334 and $233,750 for the three months ended June 30, 2007 and 2006, respectively. The amortization of the deferred debt discount recorded in connection with the Notes and warrants amounted to $176,941 and $35,286, respectively, for the six months ended June 30, 2007 and 2006, and $89,834 and $35,286 for the three months ended June 30, 2007 and 2006, respectively. The amortization of the deferred financing costs recorded in connection with the Notes and warrants amounted to $152,935 and $75,847, respectively, for the six months ended June 30, 2007 and 2006, and $76,457 and $75,847 for the three months ended June 30, 2007 and 2006, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 5 — Commitments and Contingencies

Supply Agreement
               The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. On August 1, 2006, pursuant to their confirmed plan of reorganization, substantially all the assets of EaglePicher and its U.S. Subsidiaries were transferred to the newly formed EaglePicher Corporation (EPC) and its Subsidiaries. On September 28, 2006, the Company and EPC’s subsidiary EaglePicher Technologies, LLC (EPT) entered into an agreement pursuant to which (i) the Company shall continue to supply certain products to EPT under the terms of the existing supply agreement, (ii) EPT forgave $100,000 of the $150,000 balance remaining on the note payable to EPT due on October 1, 2006, (iii) EPT granted the Company the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) the Company agreed to terminate its right of first refusal on buying the EPT nickel hydrogen battery business. Net sales to EaglePicher represented approximately 7% and 29% of total sales for the six months ended June 30, 2007 and 2006, respectively. Accounts receivable from EaglePicher amounted to $14,165 at June 30, 2007.

               The Company also entered into a ten year, non-exclusive, worldwide technology license agreement with EaglePicher for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented NiCd and sealed NiCd batteries. Under the license agreement, the Company is obligated to pay a royalty to EaglePicher ranging from 0.5% to 3% as defined in the agreement.

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, a related party, pursuant to which the venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and receive warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of June 30, 2007, the Company has received $300,000 and issued 90,632 shares of unregistered common stock and 28,434 warrants in connection with this agreement. During the six months ended June 30, 2007, the Company did not receive any funding and did not issue any unregistered common stock or warrants in connection with this agreement. During the six months ended June 30, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company and the venture capital firm have agreed to complete the development project.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

NOTE 6 — Stockholders’ Equity

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of June 30, 2007, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), and 3,000,000 shares of common stock for issuance under its 2005 Stock Compensation Plan (the “2005 Plan”). During the six months ended June 30, 2006 the Company issued 47,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $32,522.

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

               On March 2, 2007, the Company issued an aggregate of 765,769 shares of the Company’s common stock to the holders of the Notes, representing the initial number of shares required to pay the interest and late registration penalties under the Notes. On April 9, 2007, the Company issued an aggregate of 90,872 shares of the Company’s common stock to the holders of the Notes, representing the additional number of shares required to pay the interest and late registration penalties under the Notes.

Stock Options
               During the six months ended June 30, 2007, the Company issued 150,000 options to employees and 50,000 options to consultants. The fair value of the options to employees of $0.46 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $1.18 per share, exercise price of $1.18, zero dividends, expected volatility of 42.91%, risk free interest rate of 4.52% and expected life of 4 years. During the six months ended June 30, 2007, a consultant forfeited 25,000 options, and a former employee forfeited 85,950 options. The Company recorded $428,675 and $509,035 of stock option compensation for the six months ended June 30, 2007 and 2006, respectively. The Company recorded $209,814 and $251,305 of stock option compensation for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, the Company recorded an adjustment of $5,080 to remeasure and amortize stock compensation expense in connection with 25,000 stock options previously issued to a consultant. The remaining balance of unamortized employee stock compensation as of June 30, 2007 was $1,410,463 and will be fully amortized through March 2011. The remaining balance of the non-employee stock compensation as of June 30, 2007 was $79,610 and will be amortized through March 2011.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

               As of June 30, 2007, unexercised stock options to purchase an aggregate of 1,556,958 shares of common stock have been granted to employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $0.26 to $6.76 per share.

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm (See Note 7). During the six months ended June 30, 2006, the Company issued 18,958 warrants in connection with this agreement.

               During the six months ended June 30, 2006 warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock. As of June 30, 2007, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 5, 2012 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.43.

               On May 10, 2007, the Board of Directors of the Company extended the expiration date of 712,450 warrants with an exercise price of $2.50 from July 16, 2007 to July 16, 2008. The warrants were issued in connection with the Series A Convertible Preferred Stock offering during the year ended December 31, 2004 and recorded as a cost of the offering.

NOTE 7 — Related Parties

Consulting Services
               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $141,829 and $15,620 for the six months ended June 30, 2007 and 2006, respectively, and $71,415 and $4,600 for the three months ended June 30, 2007 and 2006, respectively. Amounts due to these related parties as of June 30, 2007 were $13,725.

               On July 5, 2007 the Company entered into a consulting agreement (the “Klein Consulting Agreement”) with Mr. Martin Klein, the Chairman of the Board of Directors of the Company. The Klein Consulting Agreement provides that Mr. Klein will consult with the Company on an ongoing basis. Under the terms of the Klein Consulting Agreement, Mr. Klein will be compensated at the rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Klein Consulting Agreement. The Klein Consulting Agreement will expire on July 5, 2008, and shall be automatically renewed for additional successive one year periods unless earlier terminated in accordance with the Klein Consulting Agreement.

Development Agreement
               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of June 30, 2007, the warrants were considered to be worthless and, accordingly, the estimated value of the warrants was reduced to zero. The Company will continue to calculate the estimated value of these warrants every quarter to determine if they have an estimated value that should be recorded in the consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Note 8 — Income Taxes

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

               In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses”. No interest and penalties were recorded during the six months ended June 30, 2007.

               The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

               The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

               The Company recognized a deferred tax asset of approximately $6,800,000 as of June 30, 2007, primarily relating to net operating loss carryforwards of approximately $15,777,000 available to offset future taxable income through 2026. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

               A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 9 – Subsequent Events

               On July 5, 2007, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with the Stock Purchase Agreement (see Note 7).

               On August 1, 2007, the holders of the senior secured convertible notes exercised their put right and the Company elected to pay the put right in shares of the Company’s common stock as described in the Note and Warrant Purchase Agreement. Accordingly, on August 3, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, issued an aggregate of 1,229,971 shares of the Company’s common stock to the note holders, representing the number of shares required to pay the August 1, 2007 put right, plus accrued and unpaid interest, and $1,186,167 was released from escrow for payment towards the August 1, 2007 put right, plus accrued and unpaid interest, under the Notes.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenue

               Consolidated net revenue for the three months ended June 30, 2007 was $925,984 compared with $896,719 for the three months ended June 30, 2006, an increase of $29,265, or 3.3%.

               Revenues of $911,360 from service operations for the three months ended June 30, 2007 increased $261,626 or 40.3% as a result of new research and development contract awards from the U. S. Army for thermal battery development, from Universal Technology Corporation for low temperature nickel metal hydride wafer cell battery development and from Lockheed Martin for lithium ion wafer cell battery for the High Altitude Air Ship, partially offset by lower revenue from several completed contracts. During the three months ended June 30, 2007, service revenues accounted for 98.4% of total revenues compared with 72.5% of total revenues in 2006. The service contract backlog as of June 30, 2007 was approximately $2,135,766.

               Revenues of $14,624 from product manufacturing operations for the three months ended June 30, 2007 declined $232,361 or 94.1% compared with $246,985 in 2006 primarily as a result of lower sales of general aircraft products. During the three months ended June 30, 2007, product revenues accounted for 1.6% of total revenues compared with 27.5% of total revenues in 2006. Product sales to EaglePicher are expected to remain below their 2006 levels for the remainder of the year. The product order backlog was approximately $39,627 as of June 30, 2007, substantially all of which is expected to be shipped and invoiced during the second half of 2007.

               The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned require deliverables involving periodic status reports and, in certain cases, prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost plus cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order (“PO”). At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. In past history, the Company has received substantially all contract funding on awards as agreed.

Gross Profit (Loss)

               Consolidated gross loss for the three months ended June 30, 2007 was $(287,409), or (31.0)% of net revenue, compared with $(23,935), or (2.7)% of net revenue, in 2006. The higher gross loss was mainly due to the decline in products revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

               Gross loss from services for the three months ended June 30, 2007 was $(262,677), or (28.8)% of net services revenue, compared with $(124,174), or (19.1)% of net services revenue in 2006. The higher gross loss on service revenue was driven by higher costs incurred to enhance the Company’s technical and research and development resources in anticipation of future contracts from the US government and to develop the Company’s capabilities in applications for the transportation market.

               Gross loss from products for the three months ended June 30, 2007 was $(24,732), or (169.1)% of net products revenue compared with gross profit of $100,239 or 40.6% of net products revenue in 2006. The gross loss on products revenue in 2007 compared with the gross profit in 2006 was mainly due to the decline in products revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

               The components of costs of revenues for services include direct materials, direct labor, an allocation of operating overhead based upon direct labor usage, and an allocation of general and administrative overhead based upon the percentage of contract costs relative to the total. Overhead and general and administrative expenses are billable at contracted fixed rates during the course of the year. Spending in excess of the contracted amount can be recovered provided there are funds available in the contract sufficient to cover the excess expenses and the adjustment is approved by the Defense Contract Audit Agency.

               The components of costs of revenues for products include direct materials, direct labor, and an allocation of operating overhead based upon direct labor usage. An operating overhead cost pool is estimated to support the forecasted manufacturing activities in advance of the year. The overhead is assigned as product is produced based upon direct labor usage using an absorption method. Any unabsorbed overhead is expensed in the period incurred.

Selling, General and Administrative Expenses

               SG&A expenses for the three months ended June 30, 2007 were $2,114,835 or 228.4% of total net revenue compared with $915,798 or 102.1% of total net revenue in 2006, an increase of $1,199,037 or 130.9%. The increase in SG&A was a result of higher start up costs of $843,085 associated with the Florida manufacturing facility, an increase of $106,566 and $109,113 in legal fees and marketing expenses, respectively, and a $150,000 licensing fee for commercial trucking anti-idling technology.

Research and Development Expenses

               R&D expenses for the three months ended June 30, 2007 were $345,365 (37.3% of net revenue) compared with $293,911 (32.8% of net revenue) in 2006, an increase of $51,454, or 17.5%. R&D expenses relate to experimentation and product development for bipolar wafer cell nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) automotive applications, for improved nickel cadmium batteries for the aerospace market, and for bipolar wafer cell lithium ion batteries for advanced military and commercial applications. Certain R&D conducted in applying the Company’s patented bipolar wafer cell design to lithium ion batteries is in connection with a stock purchase agreement with a venture capital firm pursuant to which the venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock and warrants.

Other (Income) Expense

               Interest expense for the three months ended June 30, 2007 was $243,991 compared with interest expense of $237,085 in 2006, an increase of $6,906. Interest and dividend income was $37,145 for the three months ended June 30, 2007 compared with $63,643 for the three months ended June 30, 2006 due to lower cash in the second quarter of 2007 compared with the second quarter of 2006. The amortization of deferred debt discount and the amortization of deferred financing costs related to the issuance of the Notes were $89,834 and $76,457, respectively, for the three months ended June 30, 2007 compared with $35,286 and $75,847, respectively, for the three months ended June 30, 2006.

Net Loss

               Net loss for the three months ended June 30, 2007 was $(3,121,996) or $(0.13) per share (basic and diluted) compared with $(1,518,219) or $(0.07) in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenue

               Consolidated net revenue for the six months ended June 30, 2007 was $1,725,665 compared with $1,993,279 for the six months ended June 30, 2006, a decrease of $(267,614), or (13.4)%.

               Revenues of $1,633.063 from service operations for the six months ended June 30, 2007 increased $270,480 or 19.9% compared with $1,362,583 in 2006 as a result of new research and development contract awards from the U. S. Army for thermal battery development, from Universal Technology Corporation for low temperature nickel metal hydride wafer cell battery development and from Lockheed Martin for lithium ion wafer cell battery development for the High Altitude Air Ship, partially offset by lower revenue from several completed contracts. During the six months ended June 30, 2007, service revenues accounted for 94.6% of total revenues compared with 68.4% of total revenues in 2006.

               Revenues of $92,602 from product manufacturing operations for the six months ended June 30, 2007 declined $538,094 or 85.3% compared with $630,696 in 2006 as a result of a decline in sales to EaglePicher under our supply agreement, lower sales of general aircraft products and Apache helicopter battery sales. During the six months ended June 30, 2007, product revenues accounted for 5.4% of total revenues compared with 31.6% of total revenues in 2006. Product sales to EaglePicher are expected to remain below their 2006 levels for the remainder of the year.

Gross Profit (Loss)

               Consolidated gross loss for the six months ended June 30, 2007 was $(512,512), or (29.7)% of net revenue, compared with $(111,869), or (5.6)% of net revenue, in 2006. The higher gross loss was mainly due to the decline in products revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

               Gross loss from services for the six months ended June 30, 2007 was $(438,609), or (26.7)% of net services revenue, compared with $(249,894), or (18.3)% of net services revenue, in 2006. The higher gross loss on service revenue was driven by higher costs incurred to enhance the Company’s technical and research and development resources in anticipation of future contracts from the US government and to develop the Company’s capabilities in applications for the transportation market.

               Gross loss from products for the six months ended June 30, 2007 was $(73,903), or (79.8)% of net products revenue compared with gross profit of $138,025, or 21.9% of net products revenue, in 2006. The higher gross loss on products revenue was mainly due to the decline in products revenues, particularly sales to EaglePicher, which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2007 were $3,750,172, or 217.3% of total net revenue, compared with $1,445,860, or 72.5% of total net revenue, in 2006, an increase of $2,304,312 or 159.4%. The increase in SG&A was a result of higher start-up costs of $1,682,030 associated with the Florida manufacturing facility and an increase of approximately $329,040 in legal, accounting, consulting and professional fees and a $150,000 licensing fee for commercial trucking anti-idling technology, partially offset by a decrease of $80,360 in stock-based compensation expense.

Research and Development Expenses

               Research and development (“R&D”) expenses for the six months ended June 30, 2007 were $749,189 (43.4% of net revenue) compared with $433,753 (21.8% of net revenue) in 2006, an increase of $315,436, or 72.7%. R&D expenses relate to experimentation and product development for bipolar wafer cell nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) automotive applications, for improved nickel cadmium batteries for the aerospace market, and for bipolar wafer cell lithium ion batteries for advanced military and commercial applications. Certain R&D conducted in applying the Company’s patented bipolar wafer cell design to lithium ion batteries is in connection with a stock purchase agreement with a venture capital firm pursuant to which the venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock and warrants.

Other (Income) Expense

               Interest expense for the six months ended June 30, 2007 was $731,134 compared with interest expense of $240,383 in 2006, an increase of $490,751 or 204.2%, as a result of interest expense and late registration penalties on the 8.5% senior secured convertible notes (the “Notes”) issued in April 2006. Interest and dividend income was $91,385 for the six months ended June 30, 2007 compared with $65,162 for the six months ended June 30, 2006 due to higher average cash balances during the six months of 2007. The amortization of deferred debt discount and the amortization of deferred financing costs related to the issuance of the Notes were $176,941 and $152,935, respectively, for the six months ended June 30, 2007 compared with $35,286 and $75,847, respectively, for the six months ended June 30, 2006, reflecting six months amortization in 2007 compared with three months amortization in 2006.

Net Loss

               Net loss for the six months ended June 30, 2006 was $(5,982,748) or $(0.26) per share (basic and diluted), compared to net loss of $ $(2,278,427) or $(0.12) per share (basic and diluted) for the six months ended June 30, 2006.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative expenses in the amount of $71,415 and $141,829 for the three and six months ended June 30, 2007 and $4,600 and $15,620 for the three and six months ended June 30, 2006, respectively. The Company has agreements with the owner of E.F.S. Management Systems and Maryann Phillips, shareholders of the Company’s common stock, to provide accounting services. The Company has agreements with Robert Hamlen, William Wylam and Martin Klein, shareholders of the Company’s common stock, to provide consulting services.

               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company entered into an agreement whereby the Company will issue warrants to In-Q-Tel containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767 was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of June 30, 2007, the warrants were considered to be worthless and, accordingly, the estimated value of the warrants was reduced to zero. The Company will continue to calculate the estimated value of these warrants every quarter to determine if they have an estimated value that should be recorded in the consolidated financial statements.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of June 30, 2007, the Company has received $300,000 and issued 90,632 shares of unregistered common stock and 28,434 warrants in connection with this agreement. During the six months ended June 30, 2007, the Company did not receive any funding and did not issue any unregistered common stock or warrants in connection with this agreement. During the six months ended June 30, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. On July 5, 2007, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company and the venture capital firm have agreed to complete the development project. The Company is directing the proceeds toward research and development to demonstrate the incorporation of bipolar Lithium-ion cell technology into bipolar Lithium-ion batteries.

               On July 5, 2007 the Company entered into a consulting agreement (the “Klein Consulting Agreement”) with Mr. Martin Klein, the Chairman of the Board of Directors of the Company. The Klein Consulting Agreement provides that Mr. Klein will consult with the Company on an ongoing basis. Under the terms of the Klein Consulting Agreement, Mr. Klein will be compensated at the rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Klein Consulting Agreement. The Klein Consulting Agreement will expire on July 5, 2008, and shall be automatically renewed for additional successive one year periods unless earlier terminated in accordance with the Klein Consulting Agreement.

Financial Condition

Liquidity and Capital Resources
Management’s Plans for Liquidity and Sources of Capital
               As of June 30, 2007, the Company had unrestricted cash and cash equivalents of $961,440 and held $2,131,323 of cash in escrow, the use of which is limited and restricted to payment under the 8.5% Senior Secured Convertible Notes of (i) installments of semi-annual interest through March 31, 2008 and (ii) the August 1, 2007 periodic right of the holders to require partial repurchase of their Notes. The Company incurred a loss from operations of $5,982,748 for the six months ended June 30, 2007. During the six months ended June 30, 2007, the Company required $3,338,357 to fund its operating activities.

               The Company expects to invest additional amounts in capital expenditures in the next twelve months to facilitate the operating capabilities of its productive assets. The Company anticipates that its unrestricted cash and cash equivalents together with additional proceeds from the Stock Purchase Agreement and the release of restricted cash for working capital purposes as a result of the payment of interest on the 8.5% senior secured convertible notes in the Company’s common stock will not be sufficient to fund its operating activities over the next twelve months. Accordingly, the Company has engaged an investment banking firm to act as placement agent in connection with a proposed offering of debt or equity securities to obtain additional financing. Although the Company believes that it will obtain the additional financing, no assurance can be given that the Company will be successful in obtaining additional financing under terms acceptable to the Company or in an amount sufficient to fund its operating activities for the next twelve months. The funds that the Company raises, if any, may not allow it to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives. Furthermore, if the Company is unable to secure additional sources of capital, there would be substantial doubt about its ability to fund future operations and continue as a going concern.

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

June 30, 2007		December 31, 2006
Working capital	$ 928,042	$ 5,423,982
Current ratio	1.32	4.18
Long-term debt to equity ratio	53.17	46.04

Note and Warrant Purchase Agreement and Asset Purchase
               On March 31, 2006, the Company entered into a note and warrant purchase agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 (the “Notes”) secured by all assets of the Company, except inventory and accounts receivable, and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. Interest will be paid semiannually in cash or paid in common stock at the Company’s option at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate initial principal amount, or $1,000,000. A portion of the proceeds was placed in escrow to pay the first two years of interest, as well as payment for the holders first put right. The balance of the escrow account, including interest income, was $2,131,323 as of June 30, 2007. The interest and put right are payable in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. If the Company elects to pay the interest and put right in stock, an amount equal to the interest payment or put payment will be released from escrow and become available for general corporate use. During the six months ended June 30, 2007, $476,500 was released from escrow for payment towards interest on the secured convertible note.

               At any time after June 1, 2006, upon the investors converting their notes to common stock, the investors will receive all accrued interest through the conversion date, plus the present value of any interest payments that would have been paid through the third anniversary of closing. This additional interest will be paid at the Company’s option in cash or in common stock at a 10% discount to market as described in the Note and Warrant Purchase Agreement.

               In connection with the Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the purchasers of the Notes. The Registration Rights Agreement required the Company to file a shelf registration statement (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 (representing 1.0% of the principal amount of the Notes) for each month beyond the 180 day period that the Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The SEC declared the Shelf Registration Statement effective January 26, 2007. Consequently, the Company incurred aggregate interest penalties of $440,000 for the period October 27, 2006 through January 27, 2007, payable on March 31, 2007.

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the Note and Warrant Purchase Agreement. According to the Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest and late registration penalties under the Notes, and on April 9, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 90,872 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest and late registration penalties under the Notes.

               On August 1, 2007, the holders of the notes exercised their put right and the Company elected to pay the put right in shares of the Company’s common stock as described in the Note and Warrant Purchase Agreement. Accordingly, on August 3, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, issued an aggregate of 1,229,971 shares of the Company’s common stock to the note holders, representing the number of shares required to pay the August 1, 2007 put right, plus accrued and unpaid interest, and $1,186,167 was released from escrow for payment towards the August 1, 2007 put right, plus accrued and unpaid interest, under the Notes.

               At June 30, 2007, the current portion of the Notes, net of deferred debt discount of $371,013, was $1,828,987 and the long term portion of the Notes, net of deferred debt discount of $710,203, was $8,089,797. Interest expense on the Notes amounted to $727,663 and $233,750 for the six months ended June 30, 2007 and 2006, respectively, and $242,334 and $233,750 for the three months ended June 30, 2007 and 2006, respectively.

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

               As of June 30, 2007, the current portion of note payable of $61,193 relates to the note payable to Connecticut Innovations, Incorporated (“CII”). Interest at a fixed rate of 5% is paid with the annual installment payment on December 31st and the final installment will be made on December 31, 2007. Interest expense related to the long-term debt of CII amounted to $1,517 and $3,060 for the six months ended June 30, 2007 and 2006, respectively, and $763 and $1,530 for the three months ended June 30, 2007 and 2006, respectively.

               As of June 30, 2007, 4,720,908 warrants are outstanding with expiration dates ranging from July 16, 2008 through April 15, 2012 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.43.

               As of June 30, 2007, 1,556,958 options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of June 30, 2007 is $427,121.

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

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of June 30, 2007, the Company has received $300,000 and issued 90,632 shares of unregistered common stock and 27,434 warrants in connection with this agreement. During the six months ended June 30, 2007, the Company did not receive any funding and did not issue any unregistered common stock or warrants in connection with this agreement. During the six months ended June 30, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. On July 5, 2007, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company and In-Q-Tel have agreed to complete the development project. The Company is directing the proceeds toward research and development to demonstrate the incorporation of bipolar wafer cell lithium ion technology into bipolar lithium ion batteries.

               Net cash used in operating activities totaled $(3,338,357) and $(1,126,155) for the six months ended June 30, 2007 and 2006, respectively. The Company invested $95,698 and $578,778 in equipment during the six months ended June 30, 2007 and 2006, respectively. The Company sold $179,250 of property and equipment relating to the Asset Purchase in the period ended June 30, 2007. Prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride product lines. The Company made payments towards security deposits of $219,693 during the first six months ended June 30, 2006, relating primarily to the leases in Alachua, Florida.

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

               None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5. OTHER INFORMATION.

               None.

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004. (1)
2.2	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
3.1	Articles of Incorporation of MCG Diversified, Inc. (3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc. (3)
3.3	Bylaws of MCG Diversified, Inc. (1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. (4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc. (1)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc. (1)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto. (2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser. (2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser. (2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto. (2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent. (2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements. (2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements. (2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
21.1	Subsidiaries of the Company. (5)
31.1	Section 302 Certification of Chief Executive Officer. (6)
31.2	Section 302 Certification of Chief Financial Officer. (6)
32.1	Section 906 Certification of Chief Executive Officer. (6)
32.2	Section 906 Certification of Chief Financial Officer. (6)
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the annual period ended December 31, 2006.
(6)	Filed herewith.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: August 14, 2007		Title: Chief Executive Officer