Form 10QSB
period 2007-09-30
ELECTRO ENERGY INC
filed 2007-11-14
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2007 or

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
Yes |_|   No |X|

As of November 12, 2007, 28,811,798 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

ELECTRO ENERGY INC.

ii

Forward-looking Statement Disclaimer

               Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth; (iii) the Company’s ability to obtain additional financing; ability to maintain the continued listing of its common stock on NASDAQ Capital Markets, as well as risks of a downturn in economic conditions generally and (iv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

PART I

Item 1.   FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET September 30, 2007 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$659,738
Restricted cash	487,487
Accounts receivable, net	524,532
Inventories	357,478
Prepaid expenses and other current assets	269,126

Total Current Assets	2,298,361

PROPERTY AND EQUIPMENT, net	22,518,452

OTHER ASSETS
Deferred financing costs, net	688,206
Security deposit	228,164

Total Other Assets	916,370

TOTAL ASSETS	$25,733,183

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of senior secured convertible notes, net of deferred debt discount of $336,509	$763,491
Accounts payable and accrued expenses	980,953
Note payable	61,193
Current portion of capital lease	10,872

Total Current Liabilities	1,816,509

OTHER LIABILITIES
Senior secured convertible note, net of current portion and deferred debt discount of $552,278	8,247,722
Deferred rent, less current portion	507,013
Capital lease, less current portion	25,915

Total Other Liabilities	8,780,650

TOTAL LIABILITIES	10,597,159

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 5,600 shares
designated; 5,501 shares issued, 160 outstanding ($160,000 liquidation preference)	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,623,278 shares issued and outstanding	25,623
Additional paid-in capital	41,987,244
Deferred lease costs, net	(782,969)
Accumulated deficit	(26,093,874)

TOTAL STOCKHOLDERS' EQUITY	15,136,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,733,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended September 30, 2007 and 2006 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

NET REVENUE
Services	$942,572	$735,178	$2,575,635	$2,117,759
Products	40,065	502,995	132,667	1,113,693

TOTAL NET REVENUE	982,637	1,238,173	2,708,302	3,231,452

COST OF REVENUE
Cost of services	921,694	946,653	2,710,243	2,758,819
Cost of products	55,274	313,136	221,779	842,404

TOTAL COST OF REVENUE	976,968	1,259,789	2,932,022	3,601,223

GROSS PROFIT (LOSS)	5,669	(21,616)	(223,720)	(369,771)

OPERATING EXPENSES
Selling, general and administrative (including non-cash compensation of $253,183 and $247,084 for the three months ended and $681,858 and $756,793 for the nine months ended September 30, 2007 and 2006, respectively	2,204,840	922,749	6,238,135	2,124,165
Research and development	316,792	306,247	1,065,981	757,158

TOTAL OPERATING EXPENSES	2,521,632	1,228,996	7,304,116	2,881,323

OPERATING LOSS	(2,515,963)	(1,250,612)	(7,527,836)	(3,251,094)

OTHER EXPENSE (INCOME)
Interest expense	669,338	194,875	1,400,472	435,168
Interest and dividend income	(16,615)	(61,180)	(108,000)	(126,252)
Amortization of deferred debt discount	192,429	35,287	369,370	70,573
Amortization of deferred financing costs	152,934	76,462	305,869	152,309
(Gain) loss on disposal of fixed assets, net	-	(4,250)	1,250	(3,659)
Forgiveness of debt	-	(100,000)	-	(100,000)

TOTAL OTHER EXPENSE	998,086	141,194	1,968,961	428,139

NET LOSS	$(3,514,049)	$(1,391,806)	$(9,496,797)	$(3,679,233)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.14)	$(0.06)	$(0.40)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,391,191	22,558,127	23,566,353	20,544,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2007 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'

	Shares	Amount	Shares	Amount	Capital	Costs	Costs	Deficit	Equity

Balance January 1, 2007	160	-	22,583,127	$22,583	$37,995,646	$(2,333)	$(913,464)	$(16,597,077)	$20,505,355

Stock option compensation	-	-	-	-	621,858	-	-	-	621,858

Revaluation and amortization of warrants for deferred contract costs	-	-	-	-	(5,249)	2,333	-	-	(2,916)

Principal payment on convertible note through issuance of common stock	-	-	894,309	894	1,099,106	-	-	-	1,100,000

Issuance of common stock for interest on notes	-	-	1,923,299	1,923	1,816,106	-	-	-	1,818,029

Issuance of common stock for compensation	-	-	101,695	102	59,898	-	-	-	60,000

Proceeds from issuance of common stock	-	-	120,848	121	399,879	-	-	-	400,000

Amortization of deferred lease costs	-	-	-	-	-	-	130,495	-	130,495

Net loss	-	-	-	-	-	-	-	(9,496,797)	(9,496,797)

Balance September 30, 2007	160	-	25,623,278	$25,623	$41,987,244	$-	$(782,969)	$(26,093,874)	$15,136,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2007 and 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,496,797)	$(3,679,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,991	84,078
Loss on disposal of fixed assets	1,250	500
Deferred rent	201,902	184,748
Amortization of deferred financing costs	305,869	152,309
Amortization of deferred debt discount	369,370	75,940
Amortization of deferred contract costs	(2,917)	(9,022)
Amortization of deferred lease costs	130,495	63,520
Issuance of common stock for compensation	60,000	-
Stock option compensation	621,858	756,793
Forgiveness of debt	-	(100,000)
Changes in:
Accounts receivable	353,260	131,345
Inventory	(48,751)	(249,429)
Prepaid expenses and other current assets	(52,538)	303,563
Accounts payable and accrued expenses	1,806,969	(68,875)

NET CASH USED IN OPERATING ACTIVITIES	(5,661,039)	(2,353,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(115,980)	(277,330)
Sale of property and equipment	178,000	-
Expenditures for property and equipment in connection with Asset Purchase	-	(309,770)
Payment for security deposits	-	(219,693)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	62,020	(806,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	2,076,534	(2,544,706)
Proceeds from issuance of common stock	400,000	200,000
Proceeds from issuance of secured convertible notes	-	11,000,000
Financing costs related to secured convertible notes	-	(1,222,852)
Proceeds from exercise of warrants and employee stock options	-	207,522
Principal payments on capital leases	(7,557)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,468,977	7,639,964

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,130,042)	4,479,408

CASH AND CASH EQUIVALENTS - Beginning	3,789,780	591,664

CASH AND CASH EQUIVALENTS - Ending	$659,738	$5,071,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2007 and 2006 (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$467,500

Income taxes	$18,000	$10,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Stock issued in connection with Asset Purchase	$-	$20,741,071

Warrants issued for lease agreements	$-	$762,240

Warrants issued in connection with secured convertible note	$-	$679,070

Conversion of preferred stock into common stock	$-	$8

Revaluation of options issued for compensation costs	$-	$63,740

Issuance of common stock for interest on notes	$1,818,029	$-

Principal payment on convertible note through issuance of common stock	$1,100,000	$-

Revaluation of warrants issued for contract costs	$5,250	$32,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1 — The Company

Organization
               Electro Energy Inc. was incorporated in Connecticut on March 23, 1992. On January 11, 2001, Electro Energy Inc. was incorporated in Delaware. On January 12, 2001, Electro Energy Inc., the Connecticut corporation, was merged with and into Electro Energy Inc., the Delaware corporation, with Electro Energy Inc., the Delaware corporation, (“Old EEI”) as the surviving corporation. On June 11, 2003, Old EEI incorporated Mobile Energy Products, Inc. (“MEP”) in Delaware, as a wholly-owned subsidiary. On October 1, 2003, MEP acquired the Colorado Springs energy business of EaglePicher Technologies, LLC. On June 9, 2004, Old EEI, a privately held corporation, entered into a merger with MCG Diversified, Inc. (“MCG”), a publicly held Florida corporation formed on December 29, 1993. MCG issued 9,497,557 unregistered shares of common stock for 100% of the outstanding common stock of Old EEI on a one-to-one basis. Immediately following the merger, MCG changed its name to Electro Energy Inc. (“EEI”). On September 29, 2004, Old EEI changed its name to EEI Technologies, Inc. (“EEI Technologies”). As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI Technologies and accounted for on an historical cost basis. On August 30, 2005, EEI Acquisition Co., LLC was formed in Delaware as a wholly owned subsidiary of EEI. On May 8, 2006, the name of EEI Acquisition Co., LLC was changed to Electro Energy Florida, LLC (“EEF”).

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

Management’s Plans for Liquidity and Sources of Capital
               As of September 30, 2007, the Company had unrestricted cash and cash equivalents of $659,738 and held $487,487 of cash in escrow, the use of which is limited and restricted to payment under the 8.5% Senior Secured Convertible Notes of the semi-annual interest installment due March 31, 2008. The Company incurred a loss from operations of $7,527,836 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company required $5,661,039 of cash to fund its operating activities.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

               On September 14, 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with the requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(4) because the bid price of its common stock for the last 30 consecutive business days had closed below $1.00 per share. Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until March 12, 2008, to regain compliance. The letter states the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 4310(c)(4) if at any time before March 12, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the letter also states that the Nasdaq staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally not more than 20 consecutive business days, under certain circumstances. If the Company cannot demonstrate compliance with Rule 4310(c)(4) by March 12, 2008, the Nasdaq staff will determine whether the Company meets The Nasdaq Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Nasdaq staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Nasdaq staff will provide written notice that the Company’s securities will be delisted. At that time, the Company may appeal the Nasdaq staff’s determination to delist its securities to a Listing Qualifications Panel.

               On October 29, 2007, the Company completed a $750,000 sale of common stock to an accredited investor (See Note 9). This investment will provide the Company with limited short term liquidity while it continues to seek additional financing. Although the Company believes that it will obtain the additional financing, no assurance can be given that the Company will be successful in obtaining additional financing under terms acceptable to the Company or in an amount sufficient to fund its operating activities for the next twelve months. The funds that the Company raises, if any, may not allow it to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives. Furthermore, if the Company is unable to secure additional sources of capital, there would be substantial doubt about its ability to fund future operations and continue as a going concern.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation
               The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the three and nine months ended September 30, 2007 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 10-KSB filed on April 2, 2007.

               Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

Principles of Consolidation
               The consolidated financial statements include the accounts of EEI and its wholly owned subsidiaries EEI Technologies, EEF and MEP. All significant intercompany balances and transactions have been eliminated in consolidation.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Reclassifications
               Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements. These reclassifications have no effect on the previously reported net loss.

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

               The Company maintains its cash accounts at high quality financial institutions. The Company also has substantial cash balances which are invested in a money market account with a major international bank. These balances, at times, exceed federally insured limits. As of September 30, 2007, the Company had cash balances in excess of federally insured limits of $487,831.

               Concentrations of credit risk with respect to accounts receivable are limited because the Company’s most significant customers are the United States Government or its agencies.

               As of September 30, 2007, the Company had no other concentration of credit risk.

Allowances for Doubtful Accounts
               The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination. As of September 30, 2007, management determined that an allowance for doubtful accounts was not required.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Significant Customers
               The Company had three customers with sales of 10% or more of total sales in the nine months ended September 30, 2007. Net sales to the Company’s three major customers, the U.S. Government, Sandia National Laboratories and Universal Technology Corporation represented approximately 42%, 23%, and 11%, respectively, of total net sales in the nine months ended September 30, 2007. Accounts receivable from these customers amounted to $417,756 at September 30, 2007. The Company had three customers with sales of 10% or more of total sales for the nine months ended September 30, 2006. Net sales to these three major customers, the U.S. Government, EaglePicher Technologies, LLC and Sandia National Laboratories, represented approximately 46%, 22%, and 21%, respectively, of total net sales in the nine months ended September 30, 2006.

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

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006

Preferred stock convertible into common stock	64,000	64,000
Warrants to purchase common stock	4,758,824	4,720,908
Options to purchase common stock	2,046,958	1,267,908
Senior secured convertible note	2,605,263	2,894,737

Total potential common shares	9,475,045	8,947,553

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE 4 – Senior Secured Convertible Note

               Senior secured convertible note consists of the following at September 30, 2007:

Face value	$ 9,900,000
Remaining discount of fair value	(888,787)

Fair value of senior secured convertible note	9,011,213
Less: Current portion	(763,491)

Secured convertible note, less current portion and deferred debt discount	$ 8,247,722

               On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “Notes”) and issued 578,947 warrants to purchase common stock that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. The Notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the Notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. Interest will be paid semiannually on September 30 and March 31 in cash or, at the Company’s option, in advance in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. The Notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the Notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate initial principal amount, or $1,000,000. A portion of the proceeds from the issuance of the Notes was placed in escrow to pay the first two years of interest, as well as payment for the holders’ first put right. The balance of the escrow account, including interest income, was $487,487 as of September 30, 2007. The interest and put right are payable in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. If the Company elects to pay the interest and put right in stock, an amount equal to the interest payment or put payment will be released from escrow and become available for general corporate use.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the Note and Warrant Purchase Agreement. According to the Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest and late registration penalties under the Notes, and on April 9, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 90,872 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest and late registration penalties under the Notes. On September 21, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 730,994 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest under the Notes, and on October 3, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 658,308 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest under the Notes. During the nine months ended September 30, 2007, $935,000 was released from escrow as a result of the payment of the March 31, 2007 and September 30, 2007 interest payments under the Notes in shares of the Company’s common stock.

               On August 1, 2007, the holders of the senior secured convertible notes exercised their put right and the Company elected to pay the put right in shares of the Company’s common stock as described in the Note and Warrant Purchase Agreement. Accordingly, on August 3, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, issued an aggregate of 1,229,973 shares of the Company’s common stock to the note holders, representing the number of shares required to pay the August 1, 2007 put right, plus accrued and unpaid interest. During the nine months ended September 30, 2007 $1,186,167 was released from escrow as a result of the payment of the August 1, 2007 put right, plus accrued and unpaid interest, under the Notes in shares of the Company’s common stock.

               Interest expense on the Notes amounted to $1,395,393, including $373,113 of additional interest expense related to the August 1, 2007 put payment, and $435,168 for the nine months ended September 30, 2007 and 2006, respectively, and $667,730, including $373,113 of additional interest expense related to the August 1, 2007 put payment, and $194,875 for the three months ended September 30, 2007 and 2006, respectively. The amortization of the deferred debt discount recorded in connection with the Notes and warrants amounted to $369,370 and $75,940, respectively, for the nine months ended September 30, 2007 and 2006, and $192,429 and $35,287 for the three months ended September 30, 2007 and 2006, respectively. The amortization of the deferred financing costs recorded in connection with the Notes and warrants amounted to $305,869 and $152,309, respectively, for the nine months ended September 30, 2007 and 2006, and $152,934 and $76,462 for the three months ended September 30, 2007 and 2006, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 5 — Commitments and Contingencies

Supply Agreement
               The Company has entered into a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement is fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. The agreement is renewable upon the mutual consent of the parties. The agreement expires September 2008 with renewal options annually thereafter. On April 11, 2005 Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. On August 1, 2006, pursuant to their confirmed plan of reorganization, substantially all the assets of EaglePicher and its U.S. Subsidiaries were transferred to the newly formed EaglePicher Corporation (EPC) and its Subsidiaries. On September 28, 2006, the Company and EPC’s subsidiary EaglePicher Technologies, LLC (EPT) entered into an agreement pursuant to which (i) the Company shall continue to supply certain products to EPT under the terms of the existing supply agreement, (ii) EPT forgave $100,000 of the $150,000 balance remaining on the note payable to EPT due on October 1, 2006, (iii) EPT granted the Company the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) the Company agreed to terminate its right of first refusal on buying the EPT nickel hydrogen battery business. Net sales to EaglePicher represented approximately 6% and 21.4% of total sales for the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable from EaglePicher amounted to $14,165 at September 30, 2007. On October 22, 2007 the parties agreed to terminate the supply agreement.

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

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm, a related party, pursuant to which the venture capital firm has agreed to purchase 241,692 shares of unregistered common stock of the Company and receive warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. Through of September 30, 2007, the Company has received $700,000 and issued 211,480 shares of unregistered common stock and 66,350 warrants in connection with this agreement. During the nine months ended September 30, 2007, the Company received $400,000 and issued 120,848 shares of unregistered common stock and 37,916 warrants in connection with this agreement. During the nine months ended September 30, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company has completed the development program and on October 24, 2007, the Company received $100,000 and issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement.

Legal Proceedings
               Electro Energy, Inc. is engaged in litigation with Lithium Nickel Asset Holding Company I (“LNAH”) and Phoenix Commercial Park, LLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. That abatement agreement expired without a response from Phoenix to the offer of settlement presented by the Company. LNAH has filed a motion to return the litigation to Bankruptcy Court. At this juncture, the case is being vigorously contested, and out of court settlement is likely to occur upon a declaration from the Court establishing the entitlements and rights of the assets and property in question. However, at this time, an evaluation of the likelihood of outcome and estimate of potential loss is unable to be determined.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE 6 — Stockholders’ Equity

Common Stock
               The Company has authorized 50,000,000 shares of common stock, par value $0.001. As of September 30, 2007, the Company had reserved 3,000,000 shares of common stock for issuance under its 1993 Stock Compensation Plan (the “1993 Plan”), and 3,000,000 shares of common stock for issuance under its 2005 Stock Compensation Plan (the “2005 Plan”). During the nine months ended September 30, 2006 the Company issued 47,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $32,522.

               During the nine months ended September 30, 2006, warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with a venture capital firm (See Note 7). During the nine months ended September 30, 2007 and 2006 the Company issued 120,848 and 60,424 shares of common stock for proceeds of $400,000 and $200,000, respectively, in connection with this agreement.

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

               On August 3, 2007, the Company issued an aggregate of 1,229,973 shares of the Company’s common stock to the holders of the Notes, representing 894,309 shares required to pay the August 1, 2007 put right, plus 335,664 shares required to pay accrued and unpaid interest.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

               On September 18, 2007, the Company’s Board of Directors voted to issue 101,695 shares of the Company’s common stock to its CEO as compensation for services previously rendered. Such shares were valued at $60,000 based upon the market price of such shares.

               On September 21, 2007, the Company issued an aggregate of 730,994 shares of the Company’s common stock to the holders of the Notes, representing the initial number of shares required to pay the interest under the Notes. On October 3, 2007, the Company issued an aggregate of 658,308 shares of the Company’s common stock to the holders of the Notes, representing the additional number of shares required to pay the interest under the Notes.

Stock Options
               On March 22, 2007 the Company issued 200,000 options to employees and 50,000 options to consultants. The fair value of the options to employees of $0.46 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $1.18 per share, exercise price of $1.18, zero dividends, expected volatility of 42.91%, risk free interest rate of 4.52% and expected life of 4 years.

               On July 12, 2007 the Company issued 65,000 options to employees. The fair value of the options to employees of $0.34 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $1.12 per share, exercise price of $1.12, zero dividends, expected volatility of 28.11%, risk free interest rate of 5.03% and expected life of 4 years.

               On September 4, 2007 the Company issued 25,000 options to employees. The fair value of the options to employees of $0.24 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.67 per share, exercise price of $0.67, zero dividends, expected volatility of 39.11%, risk free interest rate of 4.26% and expected life of 4 years.

               On September 11, 2007 the Company issued 500,000 options to employees. The fair value of the options to employees of $0.21 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.59 per share, exercise price of $0.59, zero dividends, expected volatility of 39.11%, risk free interest rate of 4.11% and expected life of 4 years.

               During the nine months ended September 30, 2007, consultants forfeited 125,000 options, and a former employee forfeited 85,950 options.

               The Company recorded $621,858 and $761,475 of stock option compensation for the nine months ended September 30, 2007 and 2006, respectively. The Company recorded $193,183 and $247,084 of stock option compensation for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2006, the Company recorded an adjustment of $4,682 to remeasure and amortize stock compensation expense in connection with 25,000 stock options previously issued to a consultant. The remaining balance of unamortized employee stock compensation as of September 30, 2007 was $1,339,792 and will be fully amortized through September 2011. The remaining balance of the non-employee stock compensation as of September 30, 2007 was $8,096 and will be amortized through March 2011.

               As of September 30, 2007, unexercised stock options to purchase an aggregate of 2,046,958 shares of common stock have been granted to employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $0.26 to $6.76 per share.

Warrants
               The Company has a Stock Purchase Agreement with a venture capital firm (See Note 5). During the nine months ended September 30, 2007, the Company issued 37,916 warrants in connection with this agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

               During the nine months ended September 30, 2006 warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock. As of September 30, 2007, 4,758,824 warrants are outstanding with expiration dates ranging from July 16, 2007 through April 5, 2012 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.41.

               On May 10, 2007, the Board of Directors of the Company extended the expiration date of 712,450 warrants with an exercise price of $2.50 from July 16, 2007 to July 16, 2008. The warrants were issued in connection with the Series A Convertible Preferred Stock offering during the year ended December 31, 2004 and recorded as a cost of the offering.

NOTE 7 — Related Parties

Consulting Services
               Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $182,219 and $58,874 for the nine months ended September 30, 2007 and 2006, respectively, and $40,390 and $43,254for the three months ended September 30, 2007 and 2006, respectively. No amounts were due to these related parties as of September 30, 2007 on account of their consulting services.

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

Development Agreement
               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from a private venture capital firm, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, deferred contract costs and additional paid-in capital were recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of September 30, 2007, the Company has received the $450,000 of cash funding and the estimated value of the warrants has been fully amortized.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

               In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses”. No interest and penalties were recorded during the nine months ended September 30, 2007.

               The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

               The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

               The Company recognized a deferred tax asset of approximately $8,156,000 as of September 30, 2007, primarily relating to net operating loss carryforwards of approximately $19,099,000 available to offset future taxable income through 2026. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

               A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 9 – Subsequent Events

               On October 3, 2007, the Company issued an aggregate of 658,308 shares of the Company’s common stock to the holders of the Notes, representing the additional number of shares required to pay the September 30, 2007 interest payment interest under the Notes.

               On October 25, 2007, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with KIT Financial, Inc. (the “Investor”) for the purchase of 2,500,000 shares of the Company’s common stock for the purchase price of $750,000. Pursuant to the Purchase Agreement, the Investor also purchased for $10.00 a warrant for the purchase of up to 2,500,000 shares of Common Stock, subject to certain limitations contained in the Purchase Agreement, at an exercise price of $0.30 per share, exercisable within three years of any issuance of shares of Common Stock or securities exercisable, convertible or exchangeable into Common Stock, to future third-party investors, that occurs on or before October 25, 2009. In no event shall the total amount of Common Stock issuable under the warrant exceed the lesser of (i) that number of shares, which when added to (x) 2.815 million plus (y) any additional shares of Common Stock issued to Investor pursuant to the Purchase Agreement, exceed 9.98% of the total outstanding Common Stock of EEI at the time of exercise or (ii) 2.5 million shares.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue

               Consolidated net revenue for the three months ended September 30, 2007 was $982,637 compared with $1,238,173 for the three months ended September 30, 2006, a decrease of $255,536, or 20.6%.

               Revenues of $942,572 from service operations for the three months ended September 30, 2007 increased $207,394 or 28.2% compared with $735,178 in 2006 as a result of new research and development contract awards from the U. S. Army for battery development for communications applications, from the U. S. Navy for thermal battery development, from Universal Technology Corporation for low temperature nickel metal hydride wafer cell battery development and from Lockheed Martin for lithium ion wafer cell battery for the High Altitude Air Ship, partially offset by lower revenue from several completed contracts. During the three months ended September 30, 2007, service revenues accounted for 95.9% of total revenues compared with 59.4% of total revenues in 2006. The service contract backlog as of September 30, 2007 was approximately $1,042,600.

               Revenues of $40,065 from product manufacturing operations for the three months ended September 30, 2007 declined $462,930 or 92.0% compared with $502,995 in 2006 as a result of lower sales of Apache helicopter batteries and general aircraft products. During the three months ended September 30, 2007, product revenues accounted for 4.1% of total revenues compared with 40.6% of total revenues in 2006. The product order backlog was approximately $914,326 as of September 30, 2007, substantially all of which is expected to be shipped and invoiced during the second half of 2007.

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

Gross Profit (Loss)

               Consolidated gross profit for the three months ended September 30, 2007 was $5,669 or 0.6% of net revenue, compared with a consolidated gross loss of $(21,616), or (1.7)% of net revenue, in 2006. The higher gross profit was mainly due to lower costs associated with certain development contracts.

               Gross profit from services for the three months ended September 30, 2007 was $20,878 or 2.2% of net services revenue, compared with $(211,475), or (28.8)% of net services revenue in 2006. The higher gross margin on service revenue was driven by lower costs associated with development contracts.

               Gross loss from products for the three months ended September 30, 2007 was $(15,209) or (38.0)% of net products revenue compared with gross profit of $189,859 or 37.8% of net products revenue in 2006. The gross loss on products revenue in 2007 compared with the gross profit in 2006 was mainly due to the decline in products revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

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

Selling, General and Administrative Expenses

               SG&A expenses for the three months ended September 30, 2007 were $2,204,840 or 224.4% of total net revenue compared with $922,749 or 74.5% of total net revenue in 2006, an increase of $1,282,091 or 138.9%. The increase in SG&A was a result of $702,000 higher start up costs associated with the Florida manufacturing facility and an increase of $299,000, $112,000 and $68,000 in professional fees, wages and accounting and legal fees expenses, respectively.

Research and Development Expenses

               R&D expenses for the three months ended September 30, 2007 were $316,792 (32.2% of net revenue) compared with $306,247 (24.7% of net revenue) in 2006, an increase of $10,545. R&D expenses relate to experimentation and product development for bipolar wafer cell nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) automotive applications, for improved nickel cadmium batteries for the aerospace market, and for bipolar wafer cell lithium ion batteries for advanced military and commercial applications.

Other (Income) Expense

               Interest expense for the three months ended September 30, 2007 was $669,338 compared with interest expense of $194,875 in 2006, an increase of $474,463 primarily as a result of the additional expense associated with the payment of the semi-annual interest due on March 31, 2007 and September 30, 2007 and the August 1, 2007 put payment under the Notes in shares of the Company’s common stock. Interest and dividend income was $16,615 for the three months ended September 30, 2007 compared with $61,180 for the three months ended September 30, 2006 due to lower cash in the second quarter of 2007 compared with the second quarter of 2006. The amortization of deferred debt discount and the amortization of deferred financing costs related to the issuance of the Notes were $192,429 and $152,934, respectively, for the three months ended September 30, 2007 compared with $35,287 and $76,462, respectively, for the three months ended September 30, 2006. The increase was primarily due to the acceleration of the amortization of a portion of the deferred debt discount and deferred financing costs resulting from the August 1, 2007 put payment.

Net Loss

               Net loss for the three months ended September 30, 2007 was $(3,514,049) or $(0.14) per share (basic and diluted) compared with $(1,391,806) or $(0.06) in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenue

               Consolidated net revenue for the nine months ended September 30, 2007 was $2,708,302 compared with $3,231,452 for the nine months ended September 30, 2006, a decrease of $523,150 or 16.2%.

               Revenues of $2,575,635 from service operations for the nine months ended September 30, 2007 increased $457,876 or 21.6% compared with $2,117,759 in 2006 as a result of new research and development contract awards from the U. S. Army and U. S. Navy for thermal battery development, from Universal Technology Corporation for low temperature nickel metal hydride wafer cell battery development and from Lockheed Martin for lithium ion wafer cell battery development for the High Altitude Air Ship, partially offset by lower revenue from several completed contracts. During the nine months ended September 30, 2007, service revenues accounted for 95.1% of total revenues compared with 65.5% of total revenues in 2006.

               Revenues of $132,667 from product manufacturing operations for the nine months ended September 30, 2007 declined $981,026 compared with $1,113,693 in 2006 as a result of a decline in sales to EaglePicher under our supply agreement and lower sales of general aircraft products and Apache helicopter batteries. During the nine months ended September 30, 2007, product revenues accounted for 4.9% of total revenues compared with 34.4% of total revenues in 2006. Product sales to EaglePicher are expected to remain below their 2006 levels for the remainder of the year.

Gross Profit (Loss)

               Consolidated gross loss for the nine months ended September 30, 2007 was $(223,720) or (8.3)% of net revenue, compared with $(369,771), or (11.4)% of net revenue, in 2006. The lower gross loss was mainly due higher service revenue and lower costs associated with certain development contracts partially offset by the decline in products revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

               Gross loss from services for the nine months ended September 30, 2007 was $(134,608) or (5.2)% of net services revenue, compared with $(641,060), or (30.3)% of net services revenue, in 2006. The lower gross loss on service revenue was driven by higher service revenue and lower costs associated with certain development contracts.

               Gross loss from products for the nine months ended September 30, 2007 was $(89,112) or (67.2)% of net products revenue compared with gross profit of $271,289, or 24.4% of net products revenue, in 2006. The gross loss on products revenue was mainly due to the decline in products revenues, particularly sales to EaglePicher and sales of Apache helicopter batteries, which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2007 were $6,238,135, or 230.3% of total net revenue, compared with $2,124,165, or 65.7% of total net revenue, in 2006, an increase of $4,113,970 or 193.7%. The increase in SG&A was a result of $2,385,000 higher start-up costs associated with the Florida manufacturing facility and an increase of $839,000, $213,000, $292,000 and $83,000 in professional fees, wages, accounting and legal fees and selling and marketing expenses, respectively.

Research and Development Expenses

               Research and development (“R&D”) expenses for the nine months ended September 30, 2007 were $1,065,981 (39.4% of net revenue) compared with $757,158 (23.4% of net revenue) in 2006, an increase of $308,823 or 40.8%. R&D expenses relate to experimentation and product development for bipolar wafer cell nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) automotive applications, for improved nickel cadmium batteries for the aerospace market, and for bipolar wafer cell lithium ion batteries for advanced military and commercial applications. Certain R&D conducted in applying the Company’s patented bipolar wafer cell design to lithium ion batteries is in connection with a stock purchase agreement with a venture capital firm pursuant to which the venture capital firm will make direct equity investments over a 14 month period in exchange for the Company’s common stock and warrants.

Other (Income) Expense

               Interest expense for the nine months ended September 30, 2007 was $1,400,472 compared with interest expense of $435,168 in 2006, an increase of $965,304 or 221.8%, reflecting nine months expense in 2007 compared with six months in 2006, late registration penalties on the 8.5% senior secured convertible notes issued in April 2006 and the additional expense associated with the payment of the semi-annual interest due on March 31, 2007 and September 30, 2007 and the August 1, 2007 put payment under the Notes in shares of the Company’s common stock. Interest and dividend income was $108,000 for the nine months ended September 30, 2007 compared with $126,252 for the nine months ended September 30, 2006 due to lower average cash balances during the nine months of 2007. The amortization of deferred debt discount and the amortization of deferred financing costs related to the issuance of the Notes were $369,370 and $305,869, respectively, for the nine months ended September 30, 2007 compared with $70,573 and $152,309, respectively, for the nine months ended September 30, 2006, reflecting nine months amortization in 2007 compared with six months amortization in 2006.

Net Loss

               Net loss for the nine months ended September 30, 2007 was $(9,496,797) or $(0.40) per share (basic and diluted), compared to net loss of $ $(3,679,233) or $(0.18) per share (basic and diluted) for the nine months ended September 30, 2006.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative expenses in the amount of $40,390 and $182,219 for the three and nine months ended September 30, 2007 and $43,254 and $58,874 for the three and nine months ended September 30, 2006, respectively. The Company has agreements with the owner of E.F.S. Management Systems and Maryann Phillips, shareholders of the Company’s common stock, to provide accounting services. The Company has agreements with Robert Hamlen, William Wylam and Martin Klein, shareholders of the Company’s common stock, to provide consulting services.

               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company entered into an agreement whereby the Company will issue warrants to In-Q-Tel containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767 was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of September 30, 2007, the Company has received the $450,000 of cash funding and the estimated value of the warrants has been fully amortized.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of September 30, 2007, the Company has received $700,000 and issued 211,480 shares of unregistered common stock and 66,350 warrants in connection with this agreement. During the nine months ended September 30, 2007, the Company received $400,000 and issued 120,848 shares of unregistered common stock and 37,916 warrants in connection with this agreement. During the nine months ended September 30, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company has completed the development program and on October 24, 2007, the Company received $100,000 and issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement.

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

Financial Condition

Liquidity and Capital Resources
Management’s Plans for Liquidity and Sources of Capital
               As of September 30, 2007, the Company had unrestricted cash and cash equivalents of $659,738 and held $487,487 of cash in escrow, the use of which is limited and restricted to payment under the 8.5% Senior Secured Convertible Notes of (i) installments of semi-annual interest through March 31, 2008 and (ii) the August 1, 2007 periodic right of the holders to require partial repurchase of their Notes. The Company incurred a loss from operations of $7,527,836 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company required $5,661,039 of cash to fund its operating activities.

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

               On September 14, 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with the requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(4) because the bid price of its common stock for the last 30 consecutive business days had closed below $1.00 per share. Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until March 12, 2008, to regain compliance. The letter states the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 4310(c)(4) if at any time before March 12, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the letter also states that the Nasdaq staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally not more than 20 consecutive business days, under certain circumstances. If the Company cannot demonstrate compliance with Rule 4310(c)(4) by March 12, 2008, the Nasdaq staff will determine whether the Company meets The Nasdaq Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Nasdaq staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Nasdaq staff will provide written notice that the Company’s securities will be delisted. At that time, the Company may appeal the Nasdaq staff’s determination to delist its securities to a Listing Qualifications Panel.

               On October 29, 2007, the Company completed a $750,000 sale of common stock to an accredited investor. This investment will provide the Company with limited short term liquidity while it continues to seek additional financing. Although the Company believes that it will obtain the additional financing, no assurance can be given that the Company will be successful in obtaining additional financing under terms acceptable to the Company or in an amount sufficient to fund its operating activities for the next twelve months. The funds that the Company raises, if any, may not allow it to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives. Furthermore, if the Company is unable to secure additional sources of capital, there would be substantial doubt about its ability to fund future operations and continue as a going concern.

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

September 30, 2007		December 31, 2006
Working capital	$ 481,852	$ 5,423,982
Current ratio	1.27	4.18
Long-term debt to equity ratio	58.01	46.04

               On March 31, 2006, the Company entered into a note and warrant purchase agreement (the “Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “Investors”) and, on April 5, 2006, the Company issued and sold to the Investors $11,000,000 in aggregate principal amount of 8.5% senior secured convertible notes due 2010 (the “Notes”) secured by all assets of the Company, except inventory and accounts receivable, and issued 578,947 warrants to purchase common stock with that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The notes convert into shares of the Company’s common stock at any time and from time to time on or before March 31, 2010 at the holders option, initially at a conversion price of $3.80 per share (equivalent to an initial conversion rate of approximately 263 shares of common stock per $1,000 in principal amount of notes), which could potentially be adjusted in accordance with a 24-month reset provision and certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 2,894,737 shares of the Company’s common stock. Interest will be paid semiannually in cash or paid in common stock at the Company’s option at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. The notes may be redeemed by the Company after August 1, 2007 based on certain conditions. Holders of the notes have put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate initial principal amount, or $1,000,000. A portion of the proceeds was placed in escrow to pay the first two years of interest, as well as payment for the holders first put right. The balance of the escrow account, including interest income, was $487,487 as of September 30, 2007. The interest and put right are payable in cash or, at the Company’s option, in common stock at a 10% discount to the market value as described in the Note and Warrant Purchase Agreement. If the Company elects to pay the interest and put right in stock, an amount equal to the interest payment or put payment will be released from escrow and become available for general corporate use.

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

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the Note and Warrant Purchase Agreement. According to the Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest and late registration penalties under the Notes, and on April 9, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 90,872 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest and late registration penalties under the Notes. On September 21, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 730,994 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the interest under the Notes, and on October 3, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, delivered an aggregate of 658,308 shares of the Company’s common stock to the note holders’ accounts with The Depository Trust Company, representing the additional number of shares required to pay the interest under the Notes. During the nine months ended September 30, 2007, $935,000 was released from escrow as a result of the payment of the March 31, 2207 and September 30, 2007 interest payments under the Notes in shares of the Company’s common stock.

               On August 1, 2007, the holders of the senior secured convertible notes exercised their put right and the Company elected to pay the put right in shares of the Company’s common stock as described in the Note and Warrant Purchase Agreement. Accordingly, on August 3, 2007, the Company, pursuant to the Note and Warrant Purchase Agreement, issued an aggregate of 1,229,973 shares of the Company’s common stock to the note holders, representing the number of shares required to pay the August 1, 2007 put right, plus accrued and unpaid interest. During the nine months ended September 30, 2007, $1,186,167 was released from escrow as a result of the payment of the August 1, 2007 put right, plus accrued and unpaid interest, under the Notes in shares of the Company’s common stock.

               At September 30, 2007, the current portion of the Notes, net of deferred debt discount of $336,509, was $763,491 and the long term portion of the Notes, net of deferred debt discount of $552,278, was $8,247,722. Interest expense on the Notes amounted to $1,395,393, including $373,113 of additional interest expense related to the August 1, 2007 put payment, and $435,168 for the nine months ended September 30, 2007 and 2006, respectively, and $667,730, including $373,113 of additional interest expense related to the August 1, 2007 put payment, and $194,875 for the three months ended September 30, 2007 and 2006, respectively.

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

               As of September 30, 2007, the current portion of note payable of $61,193 relates to the note payable to Connecticut Innovations, Incorporated (“CII”). Interest at a fixed rate of 5% is paid with the annual installment payment on December 31st and the final installment will be made on December 31, 2007. Interest expense related to the long-term debt of CII amounted to $2,288 and $5,368 for the nine months ended September 30, 2007 and 2006, respectively, and $771 and $1,813 for the three months ended September 30, 2007 and 2006, respectively.

               As of September 30, 2007, 4,758,824 warrants are outstanding with expiration dates ranging from July 16, 2008 through April 15, 2012 and exercise prices ranging from $1.00 to $9.06. The weighted average exercise price of the outstanding warrants is $5.41.

               As of September 30, 2007, 2,046,958 options are outstanding. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of September 30, 2007 is $1,703.

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

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company and warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants is $800,000 and is expected to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of September 30, 2007, the Company has received $700,000 and issued 211,480 shares of unregistered common stock and 66,350 warrants in connection with this agreement. During the nine months ended September 30, 2007, the Company received $400,000 and issued 120,848 shares of unregistered common stock and 37,916 warrants in connection with this agreement. During the nine months ended September 30, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement. The Company has completed the development program and on October 24, 2007, the Company received $100,000 and issued 30,212 shares of unregistered common stock and 9,479 warrants in connection with this agreement.

               Net cash used in operating activities totaled $(5,661,039) and $(2,353,763) for the nine months ended September 30, 2007 and 2006, respectively. The Company invested $115,980 and $587,100 in equipment during the nine months ended September 30, 2007 and 2006, respectively. The Company sold $179,250 of property and equipment for proceeds of $178,000 in the period ended September 30, 2007. Prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride product lines. The Company made payments towards security deposits of $219,693 during the first nine months ended September 30, 2006, relating primarily to the leases in Alachua, Florida.

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

PART II

Item 1.   LEGAL PROCEEDINGS.

Legal Proceedings
               Electro Energy, Inc. is engaged in litigation with Lithium Nickel Asset Holding Company I (“LNAH”) and Phoenix Commercial Park, LLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. That abatement agreement expired without a response from Phoenix to the offer of settlement presented by the Company. LNAH has filed a motion to return the litigation to Bankruptcy Court. At this juncture, the case is being vigorously contested, and out of court settlement is likely to occur upon a declaration from the Court establishing the entitlements and rights of the assets and property in question. However, at this time, an evaluation of the likelihood of outcome and estimate of potential loss is unable to be determined.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

               On October 25, 2007, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with KIT Financial, Inc. (the “Investor”) for the purchase of 2,500,000 shares of the Company’s common stock (the “Common Stock”), for the purchase price of $750,000.

               Pursuant to the Purchase Agreement, the Investor also purchased for $10.00 a warrant (the “Warrant”) for the purchase of up to 2,500,000 shares of Common Stock, subject to certain limitations contained in the Purchase Agreement, at an exercise price of $0.30 per share, exercisable within three years of any issuance of shares of Common Stock or securities exercisable, convertible or exchangeable into Common Stock, to future third-party investors, that occurs on or before October 25, 2009. In no event shall the total amount of Common Stock issuable under the Warrant exceed the lesser of (i) that number of shares, which when added to (x) 2.815 million plus (y) any additional shares of Common Stock issued to Investor pursuant to the Purchase Agreement, exceed 9.98% of the total outstanding Common Stock of EEI at the time of exercise or (ii) 2.5 million shares.

               The Investor represented that it was an “accredited” investor as defined under Rule 144 of the Securities Act of 1933, as amended. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The Investor was the sole purchaser and took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5.   OTHER INFORMATION.

               None.

Item 6.   EXHIBITS

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004. (1)
2.2	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
3.1	Articles of Incorporation of MCG Diversified, Inc. (3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc. (3)
3.3	Bylaws of MCG Diversified, Inc. (1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. (4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc. (1)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc. (1)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto. (2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser. (2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser. (2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto. (2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent. (2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements. (2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements. (2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
10.4	Employment Agreement, dated September 14, 2007, between the Company and Timothy E. Coyne. (7)
10.5	Employment Agreement, dated September 14, 2007, between the Company and Michael E. Reed. (7)
21.1	Subsidiaries of the Company. (5)
31.1	Section 302 Certification of Chief Executive Officer. (6)
31.2	Section 302 Certification of Chief Financial Officer. (6)
32.1	Section 906 Certification of Chief Executive Officer. (6)
32.2	Section 906 Certification of Chief Financial Officer. (6)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the annual period ended December 31, 2006.
(6)	Filed herewith.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: November 14, 2007		Title: Chief Executive Officer