Form 10KSB
period 2007-12-31
ELECTRO ENERGY INC
filed 2008-04-15
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or

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

State Issuer's revenues for its most recent fiscal year: $3,639,892.

The aggregate market value of the voting common equity held by non-affiliates was $9,063,175 based upon the closing sales price of Common Stock on April 11, 2008 of $0.54 per share.

As of April 11, 2008, 29,962,312 shares of Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):    Yes |_|    No |X|

ELECTRO ENERGY INC.

ii

Forward-looking Statement Disclaimer

               Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth; general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to commercialize and manufacture products; results of experimental studies; research and development activities; changes in, or failure to comply with, governmental regulations; the ability to obtain adequate financing in the future and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development

               Electro Energy Inc. was incorporated in Connecticut on March 23, 1992. On January 11, 2001, Electro Energy Inc. was incorporated in Delaware. On January 12, 2001, Electro Energy Inc., the Connecticut corporation, was merged with and into Electro Energy Inc., the Delaware corporation, with Electro Energy Inc., the Delaware corporation, (“Old EEI”) as the surviving corporation. On June 11, 2003, Old EEI incorporated Mobile Energy Products, Inc. (“MEP”) in Delaware, as a wholly-owned subsidiary. On October 1, 2003, MEP acquired the power systems operations of EaglePicher Technologies, LLC (“EaglePicher”). In connection with the acquisition, the Company and EaglePicher entered into a ten year technology license agreement, a five year supply agreement, a five year real estate lease agreement, and a ground water remediation services agreement. On October 22, 2007 the Company and EaglePicher agreed to terminate the supply agreement.

               On June 9, 2004, Old EEI, a privately held corporation, entered into an Agreement of Merger and Plan of Reorganization dated May 7, 2004 (the “Merger Agreement”) with MCG Diversified, Inc. (“MCG”), a publicly held Florida corporation formed in December 1993, and EEI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of MCG. Pursuant to the Merger Agreement, Merger Sub merged with and into Old EEI, with Old EEI remaining as the surviving corporation (the “Merger”). The Board of Directors and shareholders amended MCG’s Amended and Restated Articles of Incorporation to change the corporate name of MCG to Electro Energy Inc. (“EEI”). The Merger Agreement may be found at Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2004. Following the Merger, Old EEI changed its name to EEI Technologies, Inc. (“EEI Technologies”). As MCG did not have any meaningful operations prior to the merger, the transaction was treated as a recapitalization of EEI Technologies, and accounted for on an historical cost basis for all periods presented. On December 19, 2007, Company’s shareholders approved an increase in the number of shares of authorized common stock from 50,000,000 to 250,000,000.

               On August 30, 2005, EEI Acquisition Co., LLC (“EEI Acquisition”) was formed in Delaware as a wholly owned subsidiary of EEI. On April 5, 2006, EEI Acquisition completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., a Delaware corporation (the “Seller” or “LNAH”), pursuant to the terms of an Asset Purchase Agreement by and among EEI, EEI Acquisition, and the Seller. The Asset Purchase Agreement may be found at Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2006. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of EEI common stock (the “Consideration Shares”) and a six-year warrant (“Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of EEI common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated from the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated from the Florida facility in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock up to a total of 1,500,000 shares (or 2,000,000 in the aggregate, including the initial 500,000). Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement which shall be incrementally released over the course of five years until all of the shares are released on April 5, 2011. The Company has included 750,000 Consideration Shares in a registration statement filed by the Company and declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2007. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller. Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing. The aggregate purchase price was $21,050,841 which consisted of the issuance of 5,750,000 shares of the Company’s common stock valued at $20,741,071, and acquisition costs of $309,770. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 141 “Business Combinations,” the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Investments That Are Issued to Other Than Employees for Accounting or in Conjunction With Selling Goods or Services.” The purchased assets required further improvements in order to become operational. On May 8, 2006, the name of EEI Acquisition was changed to Electro Energy Florida, LLC (“EEF”).

               On September 28, 2006, MEP and Eagle-Picher entered into an agreement pursuant to which (i) MEP shall continue to supply certain products to Eagle-Picher under the terms of an existing supply agreement which expires in September 2008 with annual renewal options thereafter, (ii) Eagle-Picher forgave $100,000 of the $150,000 balance remaining on the note payable to Eagle-Picher due on October 1, 2006, (iii) Eagle-Picher granted MEP the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) MEP agreed to terminate its right of first refusal on buying the Eagle-Picher nickel hydrogen battery business. On October 22, 2007 the Company and EaglePicher agreed to terminate the supply agreement.

               The consolidated financial statements presented in this report are those of EEI and its wholly-owned subsidiaries, EEI Technologies and EEF. Additionally, the accounts of EEI Technologies include the accounts of MEP. Collectively, they are referred to herein as “EEI” or the “Company.”

Business

Principal Products and Services

               EEI is primarily engaged in the research and development of battery technologies since 1992. Historically, EEI has performed research and development services under fixed price contracts primarily with the U.S. military and government agencies. The business strategy has historically been to seek government funding to support the development of our battery concepts with the intent to use the technology developed as a springboard into commercial applications and manufacturing. The development work has focused on basic materials technology and prototype development of specialty bipolar nickel-metal hydride (“NiMH”) batteries and bipolar lithium-ion (“Li-ion”) batteries using a unique, patented flat wafer cell design, in addition to low maintenance nickel-cadmium (“NiCd”) batteries. The cells can be made in any shape and are therefore applicable to a wide variety of military and commercial applications. Wafer cells are stacked one on top of another to create multi-cell batteries with the required energy capacity and voltage for a given application. EEI has supplied prototype batteries to various commercial and government customers for use in military communications, satellites, aircraft auxiliary power, standby power, and medical applications.

               We are pursuing commercial market opportunities while continuing technical development activities. We are targeting multiple rechargeable battery markets: military and aerospace, transportation, consumer products and utility power quality. The military and aerospace market provides an outlet for EEI’s legacy products as well as operational supplies of the advanced rechargeable batteries being developed under various development contracts. The transportation market requires advanced battery technology to support the developing electric vehicle, hybrid electric vehicle and plug-in hybrid electric vehicle applications that promise significant improvement in fuel economy, energy security and environmental impact. Hybrid electric vehicle batteries are being developed for a wide range of passenger car, truck, commercial and public transportation applications. Plug-in hybrid electric vehicle batteries are being developed for both OEM and aftermarket vehicle applications. Electric bicycle and scooter usage is growing, particularly in Asia. Numerous consumer markets require smaller, lighter, more powerful and longer lasting rechargeable batteries to enable or improve acceptance of products. Cordless power tools is a representative consumer market. We believe our bipolar NiMH and Li-ion batteries will achieve commercial success in these markets and are pursuing them accordingly. We are pursuing a variety of strategic partners related to the target markets.

               EEI is also engaged in the manufacture of legacy specialty battery products in its Colorado Springs, Colorado facility. In October 2003, EEI acquired the power systems operations of EaglePicher in Colorado Springs. The operation was established by EaglePicher in 1976 and has been primarily engaged in the manufacture of specialty NiCd batteries for satellites and aircraft applications. For EEI, the acquisition provided an established product line, capacity for manufacturing, personnel with complementary skills broadening EEI’s chemistry portfolio and manufacturing opportunities, and a facility certified for the production of products for manned spaceflight. The specialty battery products produced include components for battery power systems used in satellites and aircraft as well as custom orders from government agencies. The Colorado Springs facility is AS9100/ISO9001 certified.

               In April 2006, EEI acquired certain assets and entered into certain lease agreements for real estate relating to the manufacture of Li-ion and nickel based rechargeable cells and batteries located in Alachua County, Florida near Gainesville from Lithium Nickel Asset Holding Company I, Inc. This acquisition will provide EEI with high volume battery manufacturing capabilities for Ni-MH and Li-ion chemistries in cylindrical, prismatic and bipolar designs for the target markets. This facility is currently the only one of its type in North America and we believe that this facility is the keystone for EEI’s continued development of its battery chemistry portfolio as well as its commercial market opportunities. Significant investment is being made to repair and upgrade the facility in preparation for product qualification and production start-up.

Competitive Business Conditions

               Prior to October 22, 2007, EEI was the sole source supplier for components for battery power systems used in military and commercial satellite applications to EaglePicher under a supply agreement. Pricing under the supply agreement was fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. In the future, we expect to continue to supply components to EaglePicher on a competitively bid basis.

               EEI has licensed from EaglePicher certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented NiCd and sealed NiCd batteries on a ten year, non-exclusive, worldwide basis. Under the license agreement, EEI is obligated to pay a royalty to EaglePicher of (a) one-half of one percent (0.5%) of the sale price upon the sale of NiMH products which utilize the nickel plaque technology, (b) three percent (3%) of the sale price upon the sale of vented NiCd and sealed NiCd products utilizing the vented NiCd and sealed NiCd technologies and (c) such royalties that the parties may agree upon for the sale of products other than NiMH and vented NiCd and sealed NiCd products utilizing the nickel plaque technology. Also under the license agreement, EaglePicher agreed, upon the terms and conditions thereunder, not to compete with EEI in the manufacture or sale of prismatic NiCd batteries or cells for aircraft, space or government applications or bipolar or NiMH batteries or cells. Additionally, EEI agreed, upon the terms and conditions of the license agreement, not to compete with EaglePicher in the manufacture or sale of nickel-hydrogen products or the sale of nickel plaque, nickel plaque technologies or striker assemblies to third parties. EEI may extend the term of the license prior to expiration upon terms mutually agreeable to the parties. EEI may terminate the license agreement at any time prior to expiration.

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

Suppliers

               We have been working with our suppliers in the development of our bipolar wafer cell NiMH battery. The construction of the bipolar wafer cell NiMH battery utilizes a large percentage of nickel-metal, nickel based hydride alloys and hydroxides, as well as other metal products and plastics. We have multiple suppliers for these materials.

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

               Other materials utilized in the Company’s design, such as metal foils, plastics and adhesives, are commodities and we do not expect any supply issues. However, due to possible formulation changes and continuous price fluctuations, we will continue to monitor and evaluate these materials, and ask the manufacturers to notify us if formulations are changed so that the Company can seek other materials if necessary.

Significant Customers

               The Company had four customers with sales of 10% or more of total sales in 2007. Net sales to the Company’s four major customers, the U.S. Government, Sandia National Laboratories, EaglePicher Technologies, LLC and Lockheed Martin represented approximately 38%, 18%, 14% and 12% of total net sales, respectively, in 2007. Accounts receivable from these customers amounted to $203,143 at December 31, 2007. The Company had three customers with sales of 10% or more of total sales in 2006. Net sales to such customers, the U.S. Government, EaglePicher Technologies, LLC and Sandia National Laboratories represented approximately 43%, 24% and 22% of total net sales, respectively, in 2006.

               On April 11, 2005, Eagle Picher, Inc. and its affiliates announced its voluntary Chapter 11 bankruptcy filing. On January 25, 2006, EaglePicher, Inc. filed its plan of reorganization. On August 1, 2006, pursuant to a confirmed plan of reorganization, substantially all the assets of EaglePicher and its U.S. Subsidiaries were transferred to the newly formed EaglePicher Corporation (“EPC”) and its Subsidiaries. On September 28, 2006, EEI and EPC’s subsidiary EaglePicher Technologies, LLC (“EPT”) entered into an agreement pursuant to which (i) EEI shall continue to supply certain products to EPT under the terms of an existing supply agreement which expires in September 2008 with annual renewal options thereafter, (ii) EPT forgave $100,000 of the $150,000 balance remaining on the note payable to EPT due on October 1, 2006, (iii) EPT granted EEI the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice and (iv) EEI agreed to terminate its right of first refusal on buying the EPT nickel hydrogen battery business. On October 22, 2007 the Company and EaglePicher agreed to terminate the supply agreement. We believe that EPT is a viable business entity and, although no assurance can be given, will continue to operate because of its importance to national defense.

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

               We hold nine issued United States patents, which expire beginning in 2012 and ending in 2022. We also hold eleven issued foreign patents and a number of pending foreign patent applications, which cover the technology that is the subject of the United States patents. These include (i) bipolar electrochemical battery of stacked wafer cells; (ii) method of making electrodes for bipolar electrochemical battery; (iii) method for preparing conductive electrochemically active material; and (iv) bipolar electrochemical battery systems. In addition, we have new applications pending and a number of new inventions for which we intend to file additional patent applications both domestically and internationally as we continue to improve our existing technology, develop new technology and make advances to our bipolar NiMH and Li-ion wafer cell batteries.

               We are not aware of any current infringement upon any of our patents.

               In addition, during 2007 we acquired the rights to nine United States patents and one foreign patent from Rutgers University covering certain materials and processes related to rechargeable battery cells, which expire at various times through 2024.

               We are party to an exclusive worldwide technology agreement for our use of certain commercial truck anti-idling technologies. We are also party to an exclusive worldwide technology agreement for our use of certain smart battery system technologies.

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

Backlog

               Our backlog as of December 31, 2007 was approximately $2,276,000 compared with backlog of approximately $2,430,000 as of December 31, 2006. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold. Due to the long-term nature of our government contracts, fluctuations from year to year are not an indication of any future trend. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

Employees

               As of December 31, 2007, we had 53 full time employees, none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2. DESCRIPTION OF PROPERTY

               Electro Energy Inc’s principal executive offices are located at 30 Shelter Rock Road, Danbury, Connecticut 06810. The Company leases manufacturing facilities in the United States totaling 257,000 square feet. The leased facilities are occupied under leases for terms ranging from month to month to six years with options to extend the leases for an additional one to six years. We believe that the Company’s facilities are adequate for the foreseeable future.

Location	Activities	Lease/Own	Lease Expiration	Square Footage
Danbury, CT	HQ, R&D	Leased	July 2008	14,000
Colorado Springs, CO	Manufacturing, R&D	Leased	March 2009 with 90 day cancellation right	43,000
Alachua, FL	Manufacturing, R&D	Leased	April 2012	200,000

Item 3. LEGAL PROCEEDINGS

               Electro Energy, Inc. is engaged in litigation with LNAH and Phoenix Commercial Park, LLLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. LNAH has filed a motion to return the litigation to Bankruptcy Court. We are engaged in active settlement negotiations with LNAH and Phoenix and believe that a settlement is likely.

               On April 6, 2007, the Company provided LNAH notice of certain claims the Company is asserting against LNAH for breach of contract and indemnification under the provisions of the Asset Purchase Agreement and real property lease agreements. We are engaged in active settlement negotiations with LNAH and believe that a settlement is likely.

               At this time, an evaluation of the ultimate outcome and an estimate of potential loss, if any, is unable to be determined for these issues.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2007:

1.	Election of Directors
Person	Term Expiring	For	Withheld
Lawrence Schafran	2008	18,041,954	183,897
Robert Hamlen	2009	17,963,509	262,342
William Wylam	2009	17,950,509	275,342
Michael Reed	2009	17,973,109	252,742

2.

Amend the Company’s Amended and Restated 2005 Stock Option and Incentive Plan to (i) provide for the grant of restricted shares of our common stock to key employees, (ii) provide for acceleration of vesting upon change of control of the Company, and (iii) clarify terms of the effect of employee termination on previously granted options

FOR AGAINST ABSTAIN NOT VOTED	11,805,936 359,045 38,308 6,022,562

3.	Amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 50 million to 250 million
FOR AGAINST ABSTAIN	17,151,079 1,023,123 51,649

4.

Amend the Company’s By-Laws to permit the Board of Directors to (i) schedule its meetings and the Annual Meeting at its discretion, (ii) increase the number of days from which the Company can select a record date, (iii) use paperless stock certificates, and (iv) reflect the change in the Company’s name (as it appears in the By-Laws) from MCG Diversified, Inc. to Electro Energy, Inc.

FOR AGAINST ABSTAIN	17,497,815 488,971 239,065

5.	Appoint Marcum & Kliegman, LLP as auditors of the Company for the fiscal year ending December 31, 2007
FOR AGAINST ABSTAIN	18,156,076 44,481 25,294

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

Year Ended December 31, 2007	High	Low

First Quarter	$ 1.67	$ 1.13
Second Quarter	1.33	0.95
Third Quarter	1.32	0.25
Fourth Quarter	1.11	0.26

Year Ended December 31, 2006	High	Low

First Quarter	$ 5.00	$ 3.02
Second Quarter	3.96	1.81
Third Quarter	2.50	1.65
Fourth Quarter	1.98	1.16

               As of December 31, 2007, there were 28,811,797 shares of the Company’s common stock issued and outstanding.

               As of February 29, 2008, there were approximately 160 record owners of Electro Energy Inc’s common stock. However, a significant number of the shares of the Company’s common stock are held in “street name” and are therefore held by several beneficial owners. The Company estimates that it has a total of approximately 3, 500 beneficial shareholders.

               The Company did not pay cash dividends on its common stock in 2007, 2006 and 2005. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

               On September 14, 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with the requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(4) because the bid price of its common stock for the last 30 consecutive business days had closed below $1.00 per share. Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company was provided an initial period of 180 calendar days, or until March 12, 2008, to regain compliance.

               On March 13, 2008, Nasdaq issued a letter (the “Letter”) notifying the Company that the Company’s common stock had not regained compliance with the Rule and that its common stock does not meet The Nasdaq Capital Market’s initial inclusion criteria set forth in Nasdaq Marketplace Rule 4310(c). The Letter stated that unless the Company requests an appeal of this determination, trading of the Company’s common stock will be suspended at the opening of business on March 25, 2008 and a Form 25-NSE will be filed with the SEC, which will result in the removal of the Company’s securities from listing and registration on Nasdaq.

               The Company has requested an appeal to a Nasdaq Listings Qualifications Panel as set forth in the Letter. Accordingly, the Company expects that its common stock would not be suspended until after the Listings Qualifications Panel has rendered its decision. There can be no assurance the Panel will grant the Company’s request for continued listing.

               The Letter also stated that, historically, Nasdaq panels have generally viewed a near-term reverse stock split as the only definitive plan acceptable to resolve a bid price deficiency. The Company’s Board of Directors has not yet determined whether it believes that a reverse stock split would be in the best interests of the Company’s stockholders. To the extent that in the exercise of its business judgment the Board determines to effect a reverse stock split, there can be no assurance that such reverse stock split will cause the Company’s common stock to regain compliance with the minimum bid price requirement for the required period of time.

               The following table sets forth, as of the year ended December 31, 2007, information with respect to the Company’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders
1993 Stock Compensation Plan	431,958	$ 1.11	779,667
2005 Stock Compensation Plan	1,615,000	$ 2.61	1,385,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,046,958	$ 2.29	2,164,667

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

               You should read the following discussion and analysis together with the financial statements and related notes included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenue

               Consolidated net revenue for the year ended December 31, 2007 was $3,639,892 compared with $4,666,737 for the year ended December 31, 2006, a decrease of $1,026,845 or 22%.

               Revenues of $3,117,345 from service operations increased $197,270 or 7% as a result of new research and development contract awards from the U.S. Army for battery development for communications applications, from the U.S. Navy for thermal battery development, from Universal Technology Corporation for low temperature nickel metal hydride wafer cell battery development and from Lockheed Martin for lithium ion wafer cell battery development for the High Altitude Air Ship, partially offset by lower revenue from several completed contracts. During 2007, service revenues accounted for 86% of total revenues compared with 63% of total revenues in 2006. The service contract backlog as of December 31, 2007 was approximately $1,640,000.

               Revenues of $522,547 from product manufacturing operations decreased $1,224,115 or 70% as a result of $394,066 lower sales of Apache helicopter batteries, $257,572 lower sales of general aircraft products and sales to EaglePicher. During 2007, product revenues accounted for 14% of total revenues compared with 37% of total revenues in 2006. The product order backlog was approximately $636,000 as of December 31, 2007, of which $598,000 is expected to be shipped and invoiced beginning in the second quarter of 2008.

               The underlying government and commercial contracts pertaining to net revenue from services for the periods mentioned require deliverables involving periodic status reports and, in certain cases, prototypes. Most government contracts are negotiated as cost plus fixed fee (“CPFF”), while others are firm fixed price (“FFP”), milestone or cost plus cost share (“CPCS”) type contracts. Commercial orders are contracted by purchase order. At the completion of each contract and after all contract requirements have been met, a final invoice is submitted, audited, and satisfied. Historically, the Company has received substantially all contract funding on awards as agreed.

               We anticipate that we will continue to receive funding for development contracts and orders for battery products from the US government. Future revenue growth from the sale of commercial products is highly dependent on product qualification and production start-up at our Florida facility.

Gross Profit (Loss)

               Consolidated gross loss for the year ended December 31, 2007 was $(479,724) or (13.2)% of net revenue compared with consolidated gross profit of $105,991 or 2.3% in 2006. The decline in gross profit was mainly a result of lower revenue and the lack of absorption of overhead costs.

               Gross loss from services for the year ended December 31, 2007 was $(338,563) or (10.9)% of net service revenue compared with $(226,518) or (7.8)% of net service revenue in 2006. The gross loss from services relates to the Company’s research and development contracts with the U.S. government and its agencies. The gross loss increase was mainly due to lack of absorption of overhead costs.

               Gross loss from products for the year ended December 31, 2007 was $(141,161) or (27.0)% of net product revenue compared with gross profit from products of $332,509 or 19.0% of net product revenue in 2006. The gross loss on products revenue in 2007 compared with the gross profit in 2006 was mainly due to the decline in products revenues which resulted in a decline in product manufacturing volume and a consequent lack of absorption of overhead costs.

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

Selling, General and Administrative Expenses

               Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2007 were $8,758,468 or 240.6% of total net revenue compared with $3,855,315 or 82.6% of total net revenue in 2006, an increase of $4,903.153 or 127%. The increase in SG&A was a result of $3,099,166 higher start-up costs associated with the Florida manufacturing facility, $418,153 of licensing fees and related expenses for truck anti-idling auxiliary power unit technology, $175,000 of licensing fees for certain smart battery system technologies and an increase of $818,755 and $422,059 in legal, accounting and other professional fees and general and administrative wages, respectively. We will continue to classify start-up costs associated with the Florida manufacturing facility as SG&A expenses until we begin commercial production, at which time these costs will be classified as cost of product revenue.

Research and Development Expenses

               Research and development (“R&D”) expenses for the year ended December 31, 2007 were $1,359,360 or 37.3%% of total net revenue compared with $972,977 or 20.8% of total net revenue in 2006, an increase of $386,383 or 40%. The R&D expenses relate to experimentation and product development for bipolar nickel metal hydride batteries for hybrid electric vehicle (HEV) and plug-in hybrid vehicle (PHEV) applications in the automotive industry, for improved nickel cadmium batteries for the aerospace market, and for bipolar lithium ion batteries for advanced military applications. During 2007 and 2006, R&D was conducted in applying the Company’s patented bipolar wafer cell design to lithium ion batteries in connection with a development agreement and a stock purchase agreement with In-Q-Tel, a shareholder of the Company’s common stock.

Other (Income) Expense

               Interest expense for the year ended December 31, 2007 was $1,679,587 compared to interest expense of $1,093,744 in 2006, reflecting twelve months expense on outstanding notes in 2007 compared with nine months expense on outstanding notes in 2006, late registration penalties in 2006 on the 8.5% Notes and the additional expense associated with the payment of the semi-annual interest due on March 31, 2007 and September 30, 2007 and the August 1, 2007 put payment under the 8.5% Notes in shares of the Company’s common stock. Interest and dividend income was $144,221 for the year ended December 31, 2007 compared with $239,261 in 2006 due to lower average cash balances during 2007.

               For the year ended December 31, 2007, the amortization of deferred financing costs was $385,389, consisting of $351,750 relating to the 8.5% Notes and $33,640 relating to the 10% Senior Secured Convertible Notes (the “10% Notes”) issued in December 2007. For the year ended December 31, 2006, the amortization of deferred financing costs was $228,777. The amortization of deferred debt discount was $660,933, consisting of $424,480 relating to 8.5% Notes and $236,453 relating to the 10% Notes. For the year ended December 31, 2006, the amortization of deferred debt discount was $256,152. During the year ended December 31, 2007, the Company realized a $84,432 loss on the disposal of certain fixed assets. During the year ended December 31, 2006, EaglePicher agreed to forgive $100,000 on the balance of the non-interest bearing note in exchange for certain other revisions to our agreements. During the year ended December 31, 2007, the Company recognized a $4,801,688 loss on the redemption of the 8.5% Notes.

Net Loss

               During the year ended December 31, 2007, the Company recorded dividends of $43,721 on the Series B Convertible Preferred Stock and the net loss available to common stockholders for the year ended December 31, 2007 was $(18,109,081) or $(0.73) per basic and diluted share compared with $(5,961,713) or $(0.28) per share in 2006.

Related Parties

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in S,G&A in the amount of $213,272 for the year ended December 31, 2007 compared with $152,973 in 2006. The owner of E.F.S. Management Systems and Maryann Phillips, shareholders of the Company’s common stock, provide accounting services to the Company. The Company has agreements with Martin Klein, a shareholder of the Company’s common stock and member of the Company’s Board of Directors, and Robert Hamlen and William Wylam, members of the Company’s Board of Directors, to provide consulting services.

               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model was estimated at $5.58 per warrant and the total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of December 31, 2007, the Company has received the $450,000 of cash funding and the estimated value of the warrants has been fully amortized.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company along with three-year warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants was $800,000 to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of December 31, 2007, the Company completed the program and has received $800,000 and issued 241,692 shares of unregistered common stock and warrants to purchase 75,829 shares of unregistered common stock in connection with this agreement. During the year ended December 31, 2007, the Company received $500,000 and issued 151,060 shares of unregistered common stock and warrants to purchase 47,395 shares of unregistered common stock in connection with this agreement. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and warrants to purchase 18,958 shares of unregistered common stock in connection with this agreement.

               On July 5, 2007 the Company entered into a consulting agreement (the “Klein Consulting Agreement”) with Mr. Martin Klein, a stockholder and member of the Board of Directors of the Company. The Klein Consulting Agreement provides that Mr. Klein will consult with the Company on an ongoing basis. Under the terms of the Klein Consulting Agreement, Mr. Klein will be compensated at the rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Klein Consulting Agreement. The Klein Consulting Agreement will expire on July 5, 2008, and shall be automatically renewed for additional successive one year periods unless earlier terminated in accordance with the Klein Consulting Agreement.

               On August 1, 2006, the Company entered into a consulting agreement (the “Hamlen Consulting Agreement”) with Dr. Robert Hamlen, a member of the Board of Directors of the Company. The Hamlen Consulting Agreement provides that Dr. Hamlen will consult with the Company on an ongoing basis. Under the terms of the Hamlen Consulting Agreement, Dr. Hamlen will be compensated at the rate of $1,500 per month, plus additional compensation for extra work at a rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Hamlen Consulting Agreement. The Hamlen Consulting Agreement will continue until terminated by either party with thirty days’ advance written notice.

               On August 1, 2006, the Company entered into a consulting agreement (the “Wylam Consulting Agreement”) with Mr. William Wylam, who was appointed a member of the Board of Directors of the Company, effective as of August 14, 2006. The Wylam Consulting Agreement provides that Mr. Wylam will consult with the Company on an ongoing basis. Under the terms of the Wylam Consulting Agreement, Mr. Wylam will be compensated at the rate of $1,500 per month, plus additional compensation for extra work at a rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Wylam Consulting Agreement. The Wylam Consulting Agreement will continue until terminated by either party with thirty days’ advance written notice.

Financial Condition

Liquidity and Capital Resources

               As of December 31, 2007, the Company had cash and cash equivalents of $5,751,382. The Company incurred a loss from operations of $10,597,552 and $4,722,301 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company used $8,580,074 and $3,474,504, respectively, to fund its operating activities.

               The Company is engaged in the development of energy storage technology, products and related systems as well as the start up of high volume battery manufacturing operations in its Florida facility. The Company’s operating and capital requirements in connection with planned development, testing, production, sales and marketing activities will be significant. The amount of capital needed is directly related to the Company’s success in implementing its business plan and achieving high volume product sales. The Company is not currently generating sufficient revenues from operations to fund these activities and execute its business plan and is dependent on the receipt of funding from government development contracts and cash raised in equity and debt financings to continue the development, production, marketing and sales of its products. The Company anticipates that funding from government development contracts together with its cash and cash equivalents will not be sufficient to fund its operating activities in 2008. Therefore, the Company’s ability to develop high volume manufacturing and execute its product sales and marketing plans will be dependent on the Company’s ability to raise cash through future equity and debt financings. No assurance can be given that the Company will be successful in developing high volume manufacturing and executing its product sales and marketing plans or in obtaining additional financing under terms acceptable to the Company or in amounts sufficient to fund its future operating activities. The funds that the Company does raise, if any, may not allow it to maintain its current and planned operations and such additional financing could result in the dilution of shareholders’ percentage interests in the Company. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives and therefore there is substantial doubt as to the Company’s ability to fund future operations and continue as a going concern.

               The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

	December 31, 2007	December 31, 2006

Working capital	$ 5,718,606	$ 5,423,982
Current ratio	5.82	4.18
Long-term debt to equity ratio	2.75	46.04

Asset Purchase
               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., (the “Seller”), pursuant to the terms of an Asset Purchase Agreement. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (the “Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated from the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated from the Florida facility in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock up to a total of 1,500,000 shares (or 2,000,000 in the aggregate, including the initial 500,000). The Company also issued warrants to purchase 1,000,000 shares of unregistered common stock, in connection with a lease agreement to lease certain industrial manufacturing space from the Seller. In addition, the Company has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement which shall be incrementally released over the course of five years until all of the shares are released on April 5, 2011.

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

               The Company is using the acquired assets to develop and commercialize its advanced, proprietary and patented battery technology for high value and rapidly growing markets. Targeted applications are those for which smaller size, lighter weight, higher performance and longer life batteries are enabling technology or add significant value to the end product. The proprietary manufacturing technology being developed by the Company is expected to provide a cost advantage compared to other competitive technology. Upgrades and modifications of the acquired assets have been completed. Sample products have been sent to certain independent certification laboratories for testing, evaluation and qualification. Once these products have passed the certification process, the Company will begin shipping cells to target customers for their approval and expects to secure production orders shortly thereafter. Additional assets specifically for bipolar wafer cell manufacturing will be installed in the Florida location.

               The Company is pursuing business opportunities to utilize the cylindrical cell manufacturing capabilities for niche, high value battery products for customers that value domestic manufacture of high quality, high reliability battery components. This includes advanced lithium ion cells in the 18650 industry standard size and may in the future include the 26650 industry standard size.

               To support the Florida facility improvements, product development activities and market development plans, the Company is hiring technical and marketing staff, based primarily in Connecticut and Florida. Demonstration projects to showcase the Company’s technology are being pursued and are expected to provide revenue, but on a cost share basis that will not recover full project costs. Significant commercial contracts are expected to be signed in the latter part of 2008. Primary target markets are military and government, transportation, utility power quality and backup, and power tools. It is not possible to predict the success of management’s efforts to achieve our goals for the facility in Florida.

               While Florida is expected to become the high volume manufacturing facility for the Company, manufacturing of legacy products and new products as well as contract R&D are expected to continue in Colorado. Headquarters functions and R&D will continue in Connecticut.

8.5% Secured Convertible Debentures
               On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “8.5% Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “8.5% Note Holders”) and, on April 5, 2006, the Company issued and sold to the 8.5% Note Holders $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “8.5% Notes”) and issued warrants to purchase 578,947 shares of common stock (the “8.5% Note Warrants”) to purchase common stock that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The 8.5% Notes were senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest was payable semiannually on September 30 and March 31. Holders of the 8.5% Notes had put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate initial principal amount, or $1,000,000. A portion of the proceeds from the issuance of the 8.5% Notes was placed in escrow to pay the first two years of interest, as well as payment for the 8.5% Note Holders’ first put right. The interest and put right are payable in cash or, at the Company’s option, in advance in common stock at a 10% discount to the market value as described in the 8.5% Note and Warrant Purchase Agreement. Upon payment of the interest or put right in stock, an amount equal to the interest payment or put payment was released from escrow and became available for general corporate use.

               In connection with the 8.5% Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “8.5% Note Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the 8.5% Notes Holders. The 8.5% Note Registration Rights Agreement required the Company to file a shelf registration statement (the “8.5% Note Shelf Registration Statement”) with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the 8.5% Note Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 (representing 1.0% of the principal amount of the 8.5% Notes) for each month beyond the 180 day period that the 8.5% Note Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The SEC declared the 8.5% Note Shelf Registration Statement effective January 26, 2007. Consequently, the Company incurred aggregate interest penalties of $440,000 for the period October 27, 2006 through January 27, 2007.

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the 8.5% Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the 8.5% Note and Warrant Purchase Agreement. According to the 8.5% Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the 27th trading day prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007 and April 9, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 and 90,872 shares of the Company’s common stock, respectively, to the 8.5% Note Holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the March 31, 2007 interest payment and late registration penalties under the 8.5% Notes. On September 21, 2007 and October 3, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, delivered an aggregate of 730,994 and 658,308 shares of the Company’s common stock, respectively, to the 8.5% Note Holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the September 31, 2007 interest payment under the 8.5% Notes. During the year ended December 31, 2007, $935,000 was released from escrow as a result of the payment of the March 31, 2007 and September 30, 2007 interest payments under the 8.5% Notes in shares of the Company’s common stock.

               On August 1, 2007, the 8.5% Notes Holders exercised their put right and the Company elected to pay the put right in shares of the Company’s common stock as described in the 8.5% Note and Warrant Purchase Agreement. Accordingly, on August 3, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, issued an aggregate of 1,229,973 shares of the Company’s common stock to the 8.5% Note Holders, representing the number of shares required to pay the August 1, 2007 put right, plus accrued and unpaid interest. During the year ended December 31, 2007, $1,186,167 was released from escrow as a result of the payment of the August 1, 2007 put right, plus accrued and unpaid interest, under the 8.5% Notes in shares of the Company’s common stock.

               The fair value of the 8.5% Note Warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $3.80, zero dividends, expected volatility of 53.7%, risk free interest rate of 4.79% and contractual life of 4 years. The gross proceeds of the 8.5% convertible debt were allocated to the 8.5% Notes and the 8.5% Note Warrants. The fair value of the 8.5% Note Warrants of $906,415 resulted in a discount to the face value of the 8.5% Notes that was recorded as additional paid in capital and was amortized over the term of the 8.5% Notes as additional interest expense. The effective rate of interest was 11.11%.

               In accordance with EITF 98-5 and 00-27, the Company evaluated the conversion feature embedded in the debt instrument and concluded that the 8.5% Notes contained a beneficial conversion feature since the effective conversion price of the shares was less than the stock price at the date of issuance based upon the allocation of the fair value of the convertible debt between the 8.5% Notes and the 8.5% Note Warrants. The beneficial conversion feature of $607,895 resulted in a discount to the face value of the 8.5% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 8.5% Notes as additional interest expense.

               The Company evaluated the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF 00-19”) and View A of EITF 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” (“EITF 05-4”), and determined that the conversion option embedded in the 8.5% Notes and the 8.5% Note Warrants should be classified as equity in the accompanying consolidated financial statements.

               Interest expense on the 8.5% Notes amounted to $1,549,668, including $373,113 of additional interest expense related to the August 1, 2007 put payment and $110,000 of late registration penalties, and $1,087,625, including $330,000 of late registration penalties, for the years ended December 31, 2007 and 2006, respectively. The amortization of the deferred debt discount recorded in connection with the 8.5% Notes and 8.5% Note Warrants amounted to $424,480 and $256,152, respectively, for the years ended December 31, 2007 and 2006. The amortization of the deferred financing costs recorded in connection with the 8.5% Notes amounted to $351,750 and $228,777, respectively, for the years ended December 31, 2007 and 2006.

               On December 7, 2007, the Company redeemed the remaining $9,900,000 principal value of the 8.5% Notes in connection with the issuance of the 10% Secured Convertible Debenture as described below. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $4,801,688, consisting of the acceleration of the amortization of the deferred debt discount, and deferred financing costs of $833,678 and $642,326, respectively, relating to the 8.5% Notes, the fair value of the warrants and the Series B Convertible Preferred Stock of $1,303,138 and $1,543,404, respectively, issued to the 8.5% Note Holders, the repricing of the 8.5% Note Warrants of $145,187 and cash of $333,956.

10% Secured Convertible Debentures
               On December 7, 2007, the Company entered into a transaction whereby the Company (i) issued, pursuant to that certain Note Sale and Preferred Stock and Warrant Purchase Agreement, dated December 7, 2007 (the “8.5% Note Holders Agreement”), to the 8.5% Note Holders shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred”) and warrants (the “8.5% Note Holders New Warrants”) to purchase the Company’s common stock, paid cash of $333,956 and reduced the exercise price of the 8.5% Note Warrants from $3.80 per share to $0.55 per share and (ii) issued, pursuant to that certain Debenture and Warrant Purchase Agreement, dated December 7, 2007 (the “Debenture and Warrant Purchase Agreement”), a 10% Senior Secured Convertible Debenture (the “10% Notes”), a warrant (the “10% Note Warrants”) to purchase common stock to the Quercus Trust (“Quercus”).

               Pursuant to the 8.5% Note Holders Agreement, the 8.5% Note Holders sold the 8.5% Notes, which had an aggregate outstanding principal amount of $9,900,000, to Quercus for a cash payment of $7,425,001 and, in consideration therefore, the Company issued to the 8.5% Note Holders, in the aggregate, (i) $488,320 from restricted cash, comprised of $333,956 for the sale of the 8.5% Notes recorded as a loss on extinguishment of debt and $154,364 for accrued and unpaid interest through December 6, 2007, (ii) 5,401 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) with a liquidation preference of $275 per share and (iii) the 8.5% Note Holders New Warrants to purchase an aggregate of 5,400,000 shares of the Company’s common stock and (iv) reduced the exercise price of the 8.5% Note Warrants from $3.80 per share to $0.55 per share. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the Conversion Date, or (B) $0.25. The 8.5% Note Holders Agreement contains prohibitions from exercising the 8.5% Note Holders New Warrants until the Company has obtained stockholder approval, which approval was obtained on March 5, 2008.

               Each share of Series B Preferred is convertible after December 6, 2008 at the option of the holder into shares of common stock and has a liquidation preference of $275 per share. Each share of Series B Preferred shall initially be convertible into common stock at the Conversion Rate of 500 shares of common stock for each share of Series B Preferred, subject to adjustments. After the date of the first issuance of any shares of Series B Preferred, the conversion rate for each share of Series B Preferred shall equal the fraction whose numerator is the liquidation preference of such share of Series B Preferred and the denominator is the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25. Holders of the Series B Preferred shall not be entitled to vote on any matters submitted to a vote of the shareholders holding any other class of stock of the Company.

               Each holder of the Series B Preferred shall be entitled to an annual cash dividend equal to 2% of the outstanding principal amount of the Series B Preferred held by such holder (subject to adjustment in the event that such Series B Preferred is held for less than one year). payable in cash on January 1, April 1, July 1 and October 1. No dividends or other distributions shall be declared or paid with respect to the common stock of the Company or stock of any other class or series of junior securities unless at the same time an equivalent dividend or distribution is declared or paid on all outstanding shares of the Series B Preferred. As of December 31, 2007, the Company accrued $1,980 in dividends relating to the Series B Preferred.

               The fair value of the Series B Preferred was estimated as of the issue date by allocating a portion of the fair value to the value of the dividend component and a portion of the fair value to the value of the common stock equivalent component. The value of the interest component was based on the present value of the projected stream of interest payments. The value of the common stock equivalent component was estimated using a lattice pricing model with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.51% and life of five years. The fair value of the Series B Preferred of $1,543,404 was recorded as loss on extinguishment of the 8.5% Secured Convertible Notes in the accompanying consolidating financial statements.

               The exercise price of the 8.5% Note Holders New Warrants is $0.55 per share and is adjustable in the event the Company issues common stock or securities that are convertible into common stock for less than $0.55 per share (the “Subsequent Lower Price”), in which case the exercise price of the 8.5% Note Holders New Warrants shall be the Subsequent Lower Price, but in no event shall the exercise price be less than $0.25 per share. The term of the 8.5% Note Holders New Warrant is three years. As partial consideration for the sale of the 8.5% Notes to Quercus, the exercise price of the 8.5% Note Warrants issued on April 5, 2006 was reduced from $3.80 per share to $0.55 per share.

               The fair value of the 8.5% Note Holders New Warrants, and the repricing of the 8.5% Note Warrants, was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The fair value of the 8.5% Note Holders New Warrants of $1,303,138 has been recorded as loss on extinguishment of the 8.5% Secured Convertible Notes in the accompanying consolidated financial statements. As a result of repricing the 8.5% Note Warrants, an additional $145,187 was recorded as loss on extinguishment of debt representing the difference in the fair value of $184,234 on the 8.5% Note Warrants using the above assumptions, and the fair value of $39,047 on the 8.5% Note Warrants using the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $3.80, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of approximately two and a half years.

               In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the Series B Preferred Stock and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $636,546, which is being accreted monthly from the issuance date of the Series B Preferred Stock through December 7, 2008, the date of first possible conversion, and is being recorded as a deemed dividend in the accompanying consolidated financial statements. For the year ended December 31, 2007, the Company accreted $41,741 in dividends.

               The Company issued the 10% Notes in the principal amount of $18,000,000 in exchange for the redemption of the outstanding principal amount of the 8.5% Notes of $9,900,000 and $8,100,000 cash. The 10% Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest is payable quarterly on March 31, June 30, September 30 and December 31 in cash or, at the Company’s option, in common stock valued at the volume weighted average price of the Company’s common stock for the ten business day period prior to the interest payment date as described in the Debenture and Warrant Purchase Agreement. The 10% Notes are convertible into common stock commencing on the earlier of (i) twelve months after the issuance date of the 10% Notes or (ii) the date of effectiveness of the Company’s registration statement to be filed pursuant to the terms of that certain registration rights agreement dated December 7, 2007 between the Company and Quercus (the “10% Notes Registration Rights Agreement”). The initial conversion price of the 10% Notes is $0.55 per share (the “Initial Conversion Rate”). The Initial Conversion Rate is subject to change, and is a function of the market price per share of the Company’s common stock. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25.

               The 10% Note Registration Rights Agreement requires the Company to file a shelf registration statement with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) no later than 90 days after the issuance date of the 10% Notes (the “Required Filing Date”) and to respond to any SEC comment letter within 30 calendar days of receipt such SEC comment letter (the “Required Response Date”). Failure to do so would trigger interest penalties equal to 2% of the principal amount of the 10% Notes outstanding for each month beyond the Required Filing Date or Required Response Date up to a maximum of 12% percent of the principal amount of the 10% Notes outstanding.

               The 10% Note Warrants are convertible into 32,727,273 shares of common stock, and have an exercise price of $0.55 per share. In the event the Company subsequently issues common stock or Common Stock Equivalents for a lower price, the 10% Note Warrants are convertible at such subsequent lower price, provided that in no event shall the exercise price be less than $0.25 per share. The term of the 10% Note Warrants is three years.

               The fair value of the 10% Note Warrants was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The gross proceeds of the 10% convertible debt were allocated to the 10% Notes and the 10% Note Warrants. The fair value of the 10% Note Warrants of $5,897,680 resulted in a discount to the face value of 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis.

               In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the 10% Note and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $12,102,320, which resulted in a discount to the face value of the 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis.

               The Company evaluated the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF 00-19”) and determined that the conversion option embedded in the 10% Notes and the 10% Note Warrants should be classified as equity in the accompanying consolidated financial statements.

               The Company issued warrants (the “Placement Agent Warrants”) to purchase 2,618,181 shares of the Company’s common stock to the placement agent in connection with the issuance of the 10% Notes. The fair value of the Placement Agent Warrants was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The fair value of the Placement Agent Warrants of $630,981 has been recorded as deferred financing cost and is being amortized over the term of the 10% Notes.

               The Company incurred financing costs of $1,387,389 which have been recorded as deferred financing costs and are being amortized over the term of the 10% Notes.

               Interest expense on the 10% Notes amounted to $123,288 for the year ended December 31, 2007. The amortization of the deferred debt discount and deferred financing costs recorded in connection with the 10% Notes and the 10% Note Warrants amounted to $236,453 and $33,640, respectively, for the year ended December 31, 2007.

               The Company had a note payable to Connecticut Innovations, Incorporated (“CII”) for $183,579, commencing December 2004 and maturing December 2007 with interest at 5%, and three equal annual installments of $61,193. On December 31, 2007, the Company made the final payment owed to CII. Interest expense related to the long-term debt of CII amounted to $3,060 and $6,119 for the years ended December 31, 2007 and 2006, respectively.

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

               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model was estimated at $5.58 per warrant and the total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of December 31, 2007, the Company has received the $450,000 of cash funding and the estimated value of the warrants has been fully amortized as SG&A expenses.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company along with three-year warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants was $800,000 to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of December 31, 2007, the Company completed the program and has received $800,000 and issued 241,692 shares of unregistered common stock and warrants to purchase 75,829 shares of common stock in connection with this agreement. During the year ended December 31, 2007, the Company received $500,000 and issued 151,060 shares of unregistered common stock and 47,395 warrants in connection with this agreement. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and warrants to purchase 18,958 shares of common stock in connection with this agreement.

               During the year ended December 31, 2006, warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock. No warrants were exercised during 2007. As of December 31, 2007, 48,013,757 warrants are outstanding with expiration dates ranging from July 16, 2008 through October 25, 2012 and exercise prices ranging from $0.30 to $9.06. The weighted average exercise price of the outstanding warrants is $1.02. The maximum potential future proceeds from the exercise of warrants in-the-money as of December 31, 2007 is approximately $23 million.

               During the years ended December 31, 2006, the Company issued 72,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $39,101. No stock options were exercised in 2007. As of December 31, 2007, 2,046,958 options are outstanding with expiration dates ranging from February 27, 2010 through September 11, 2017 and exercise prices ranging from $0.26 to $6.76. The weighted average exercise price of the outstanding options is $2.29. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of December 31, 2007 is $6,708.

               Net cash used in operating activities totaled $8,580,074 and $3,474,504 for the years ended December 31, 2007 and 2006, respectively. The Company invested $206,830 and $622,109 in equipment during the years ended December 31, 2007 and 2006, respectively. Current and prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines.

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

               On September 18, 2007, the Company’s Board of Directors voted to issue 101,695 shares of the Company’s common stock to the Company’s Chief Executive Officer as compensation for services previously rendered. Such shares were valued at $60,000 based upon the market price of such shares.

               On October 25, 2007, the Company entered into a Common Stock and Warrant Purchase Agreement (the “KIT Stock Purchase Agreement”) with KIT Financial, Inc. (“KIT”) for the purchase of 2,500,000 shares of the Company’s common stock for the aggregate purchase price of $750,000. Pursuant to the KIT Stock Purchase Agreement, KIT also purchased for $10.00 a warrant (the “KIT Warrant”) for the purchase of up to 2,500,000 shares of common stock, subject to certain limitations contained in the KIT Stock Purchase Agreement, at an exercise price of $0.30 per share, exercisable within three years of any issuance of shares of common stock or securities exercisable, convertible or exchangeable into the Company’s common stock, to future third-party investors, that occurs on or before October 25, 2009. In no event shall the total amount of common stock issuable under the KIT Warrant exceed the lesser of (i) that number of shares, which when added to (x) 2.815 million plus (y) any additional shares of Common Stock issued to KIT pursuant to the KIT Stock Purchase Agreement, exceed 9.98% of the total outstanding common stock of EEI at the time of exercise or (ii) 2.5 million shares.

Off-balance Sheet Arrangements

               We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support. At December 31, 2007 and 2006, a non-revocable standby letter of credit in the amount of $10,000 was outstanding as security for the Company’s electric utility account for its Alachua, Florida manufacturing facility. The value of the beneficial conversion of the Series B Preferred Stock is considered a deemed dividend and is being accreted monthly as a preferred stock dividend from the issuance date of the Series B Preferred Stock through the date of first possible conversion. At December 31, 2007, the unaccreted balance of the deemed dividend was $594,805.

Application of Critical Accounting Policies and Use of Estimates

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

               In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after December 15, 2005 for small business filers. The Company adopted the provisions of SFAS No. 123R on January 1, 2006.

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

Allowances for Doubtful Accounts

               We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. As of December 31, 2007 and 2006, management determined that an allowance for doubtful accounts was not required.

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

               We periodically evaluate the carrying amount of property and equipment for potential impairment by comparing the carrying amount to the undiscounted cash flows expected to result from the use and eventual disposition of the asset whenever events or circumstances indicate that its carrying amount may not be recoverable.

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

               The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. As part of the adoption of FIN 48, the Company evaluated its position on various tax issues. Based upon this evaluation, the Company had no unrecognized tax benefits or liabilities as of January 1, 2007 or thereafter requiring adjustment or disclosure in the financial statements.

Research and Development Expenses

               Research and development expenses are incurred to develop our battery technologies. They are funded by the Company and expensed as incurred.

Recent Accounting Pronouncements

               In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the consolidated financial statements has not yet been determined.

               In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

               In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”(“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

               In December 2007, the FASB issued FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

               In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 06-11 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

               On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” (“SFAS159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

               In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the Company’s consolidated financial position, results of operations or cash flows.

               In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Electro Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Electro Energy Inc. and Subsidiaries  (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electro Energy Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses since inception and requires significant capital to implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, on January 1, 2006.

/s/ Marcum & Kliegman LLP

New York, New York
April 14, 2008

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,751,382
Accounts receivable, net	291,152
Inventories	678,955
Prepaid expenses and other current assets	184,483

Total Current Assets	6,905,972

PROPERTY AND EQUIPMENT, net	22,380,934

OTHER ASSETS
Deferred financing costs, net	1,984,737
Security deposit	228,164

Total Other Assets	2,212,901

TOTAL ASSETS	$31,499,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$467,867
Accrued expenses	630,389
Customer deposits	78,000
Current portion of capital lease	11,110

Total Current Liabilities	1,187,366

OTHER LIABILITIES
Secured convertible notes, net of deferred debt discount of $17,763,547	236,453
Deferred rent, less current portion	551,358
Capital lease, less current portion	23,047

Total Other Liabilities	810,858

TOTAL LIABILITIES	1,998,224

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 160 shares outstanding
($160,000 liquidation preference)	-
Series B Convertible Preferred Stock, 5,401 shares outstanding
($1,485,275 liquidation preference)	5
Common stock, $0.001 par value, 250,000,000 shares
authorized; 28,811,797 shares issued and outstanding	28,812
Additional paid-in capital	64,918,395
Deferred lease costs, net	(739,471)
Accumulated deficit	(34,706,158)

TOTAL STOCKHOLDERS' EQUITY	29,501,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,499,807

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2007 and 2006

	2007	2006

NET REVENUE
Services	$3,117,345	$2,920,075
Products	522,547	1,746,662

TOTAL NET REVENUE	3,639,892	4,666,737

COST OF REVENUE
Cost of services	3,455,908	3,146,593
Cost of products	663,708	1,414,153

TOTAL COST OF REVENUE	4,119,616	4,560,746

GROSS (LOSS) PROFIT	(479,724)	105,991

OPERATING EXPENSES
Selling, general and administrative (including non-cash stock-based compensation of $844,250 and $986,003 for the years ended December 31, 2007 and 2006, respectively)	8,758,468	3,855,315
Research and development	1,359,360	972,977

TOTAL OPERATING EXPENSES	10,117,828	4,828,292

OPERATING LOSS	(10,597,552)	(4,722,301)

OTHER EXPENSE (INCOME)
Interest expense	1,679,587	1,093,744
Interest and dividend income	(144,221)	(239,261)
Amortization of deferred financing costs	385,389	228,777
Amortization of deferred debt discount	660,933	256,152
Loss on disposal of fixed assets, net	84,432	-
Forgiveness of debt - EaglePicher	-	(100,000)
Loss on extinguishment of 8.5% Secured Convertible Notes	4,801,688	-

TOTAL OTHER EXPENSE	7,467,808	1,239,412

NET LOSS	(18,065,360)	(5,961,713)
DIVIDENDS ON PREFERRED STOCK	43,721	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(18,109,081)	$(5,961,713)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.73)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,711,583	21,030,376

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2007 and 2006

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred	Deferred Contract	Deferred Lease	Accumulated	Total Stockholders'

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Costs	Costs	Deficit	Equity

Balance January 1, 2006	180	$-	-	$-	16,599,719	$16,600	$13,781,153	$(442,507)	$(27,807)	$-	$(10,635,364)	$2,692,075

Reclassification of deferred compensation upon adoption of SFAS 123R	-	-	-	-	-	-	(442,507)	442,507	-	-	-	-

Proceeds of exercise of employee stock options	-	-	-	-	72,297	72	39,029	-	-	-	-	39,101

Employee stock option compensation	-	-	-	-	-	-	994,025	-	-	-	-	994,025

Remeasurement and amortization of non-employee stock options	-	-	-	-	-	-	(8,022)	-	-	-	-	(8,022)

Issuance and amortization of warrants for deferred contract costs	-	-	-	-	-	-	(36,461)	-	25,474	-	-	(10,987)

Proceeds from issuance of common stock	-	-	-	-	60,424	60	199,940	-	-	-	-	200,000

Proceeds from exercise of warrants	-	-	-	-	92,687	93	174,907	-	-	-	-	175,000

Conversion of preferred stock into common stock	(20)	-	-	-	8,000	8	(8)	-	-	-	-	-

Issuance of common stock in connection with Asset Purchase	-	-	-	-	5,750,000	5,750	20,735,321	-	-	-	-	20,741,071

Issuance of warrants in connection with leases	-	-	-	-	-	-	1,043,959	-	-	(1,043,959)	-	-

Issuance of warrants in connection with 8.5% Senior Secured Convertible Note	-	-	-	-	-	-	906,415	-	-	-	-	906,415

Beneficial conversion feature of 8.5% Senior Secured Convertible Notes	-	-	-	-	-	-	607,895	-	-	-	-	607,895

Amortization of deferred lease costs	-	-	-	-	-	-	-	-	-	130,495	-	130,495

Net loss	-	-	-	-	-	-	-	-	-	-	(5,961,713)	(5,961,713)

Balance December 31, 2006	160	-	-	-	22,583,127	22,583	37,995,646	-	(2,333)	(913,464)	(16,597,077)	20,505,355

Employee stock option compensation	-	-	-	-	-	-	844,250	-	-	-	-	844,250

Revaluation and amortization of warrants for deferred contract costs	-	-	-	-	-	-	(5,249)	-	2,333	-	-	(2,916)

Issuance of common stock for principal payment on 8.5% Senior Secured Convertible Notes	-	-	-	-	894,309	894	1,099,106	-	-	-	-	1,100,000

Issuance of common stock for interest on 8.5% Senior Secured Convertible Notes	-	-	-	-	2,581,606	2,582	2,012,939	-	-	-	-	2,015,521

Issuance of common stock for compensation	-	-	-	-	101,695	102	59,898	-	-	-	-	60,000

Proceeds from issuance of common stock	-	-	-	-	2,651,060	2,651	1,247,359	-	-	-	-	1,250,010

Issuance of Series B Preferred Stock in connection with 10% Senior Secured Convertible Debentures	-	-	5,401	5	-	-	1,543,399	-	-	-	-	1,543,404

Issuance of warrants in connection with 10% Senior Secured Convertible Debentures	-	-	-	-	-	-	7,831,799	-	-	-	-	7,831,799

Beneficial conversion feature of 10% Senior Secured Convertible Debentures	-	-	-	-	-	-	12,102,320	-	-	-	-	12,102,320

Accretion of beneficial conversion feature of Series B Convertible Preferred Stock	-	-	-	-	-	-	41,741	-	-	-	-	41,741

Modification of warrants in connection with 10% Senior Secured Convertible Debentures	-	-	-	-	-	-	145,187	-	-	-	-	145,187

Amortization of deferred lease costs	-	-	-	-	-	-	-	-	-	173,993	-	173,993

Net loss	-	-	-	-	-	-	-	-	-	-	(18,109,081)	(18,109,081)

Balance December 31, 2007	160	$-	5,401	$5	28,811,797	$28,812	$64,918,395	$-	$-	$(739,471)	$(34,706,158)	$29,501,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,065,360)	$(5,961,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,929	112,512
Loss on disposal of fixed assets	84,432	535
Deferred rent	246,247	246,491
Interest accretion	-	5,979
Amortization of deferred financing costs	385,389	228,777
Amortization of deferred debt discount	660,933	256,152
Amortization of deferred expenses	(2,916)	25,474
Amortization of deferred lease costs	173,993	130,495
Issuance of common stock for compensation	60,000	-
Stock option compensation	844,250	986,003
Forgiveness of debt	-	(100,000)
Non-cash loss on extinguishment of debt	4,467,730	-
Changes in:
Accounts receivable	586,640	(211,475)
Inventory	(370,228)	35,723
Prepaid expenses and other current assets	32,105	302,957
Accounts payable and accrued expenses	2,119,784	467,586
Customer deposits	78,000	-

NET CASH USED IN OPERATING ACTIVITIES	(8,580,074)	(3,474,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(206,830)	(312,339)
Sale of property and equipment	293,250	-
Expenditures for property and equipment in connection with Asset Purchase	-	(309,770)
Payment for security deposits	-	(219,693)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	86,420	(841,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	2,230,063	(2,564,021)
Cash payment for extinguishment of debt	333,958	-
Repayment of long term debt	(61,193)	(111,193)
Proceeds from issuance of common stock	1,250,010	200,000
Proceeds from issuance of 8.5% secured convertible notes	-	11,000,000
Repayment of 8.5% secured convertible notes	(9,900,000)	-
Proceeds from issuance of 10% secured convertible notes	18,000,000	-
Financing costs related to 8.5% secured convertible notes	-	(1,222,852)
Financing costs related to 10% secured convertible notes	(1,387,395)	-
Proceeds from exercise of employee stock options	-	39,102
Proceeds from exercise of warrants	-	175,000
Principal payments on capital leases	(10,187)	(1,614)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,455,256	7,514,422

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,961,602	3,198,116
CASH AND CASH EQUIVALENTS - Beginning	3,789,780	591,664

CASH AND CASH EQUIVALENTS - Ending	$5,751,382	$3,789,780

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2007 and 2006

	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$160,906	$473,619

Income taxes	$22,000	$16,920

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Stock issued in connection with Asset Purchase	$-	$20,741,071

Warrants issued for lease agreements	$-	$1,043,959

Warrants issued in connection with 8.5% senior secured convertible note	$-	$906,415

Beneficial conversion feature of 8.5% senior secured convertible notes	$-	$607,895

Acquisition of property and equipment under capital lease obligations	$-	$45,958

Conversion of preferred stock into common stock	$-	$8

Revaluation of options issued for compensation costs	$-	$63,740

Issuance of common stock for interest on 8.5% senior secured convertible notes	$2,015,521	$-

Issuance of common stock for principal on 8.5% senior secured convertible notes	$1,100,000	$-

Revaluation of warrants issued for contract costs	$5,249	$36,461

Discount on 10% senior secured convertible notes	$18,000,000	$-

Issuance of warrants to placement agent in connection with 10% secured convertible notes	$630,982	$-

Deemed dividends on preferred stock	$43,721	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Going Concern and Management’s Liquidity Plans
               As of December 31, 2007, the Company had cash and cash equivalents of $5,751,382. The Company incurred a loss from operations of $10,597,552 and $4,722,301 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company used $8,580,074 and $3,474,504, respectively, to fund its operating activities.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               The Company is engaged in the development of energy storage technology, products and related systems as well as the start up of high volume battery manufacturing operations in its Florida facility. The Company’s operating and capital requirements in connection with planned development, testing, production, sales and marketing activities will be significant. The amount of capital needed is directly related to the Company’s success in implementing its business plan and achieving high volume product sales. The Company is not currently generating sufficient revenues from operations to fund these activities and execute its business plan and is dependent on the receipt of funding from government development contracts and cash raised in equity and debt financings to continue the development, production, marketing and sales of its products. The Company anticipates that funding from government development contracts together with its cash and cash equivalents will not be sufficient to fund its operating activities in 2008. Therefore, the Company’s ability to develop high volume manufacturing and execute its product sales and marketing plans will be dependent on the Company’s ability to raise cash through future equity and debt financings. No assurance can be given that the Company will be successful in developing high volume manufacturing and executing its product sales and marketing plans or in obtaining additional financing under terms acceptable to the Company or in amounts sufficient to fund its future operating activities. The funds that the Company does raise, if any, may not allow it to maintain its current and planned operations and such additional financing could result in the dilution of shareholders’ percentage interests in the Company. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives and therefore there is substantial doubt as to the Company’s ability to fund future operations and continue as a going concern.

               On September 14, 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with the requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(4) because the bid price of its common stock for the last 30 consecutive business days had closed below $1.00 per share. Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company had been provided an initial period of 180 calendar days, or until March 12, 2008, to regain compliance.

               On March 13, 2008, Nasdaq issued a letter (the “Letter”) notifying the Company that the Company’s common stock had not regained compliance with the Rule and that its common stock does not meet The Nasdaq Capital Market’s initial inclusion criteria set forth in Nasdaq Marketplace Rule 4310(c). The Letter stated that unless the Company requests an appeal of this determination, trading of the Company’s common stock will be suspended at the opening of business on March 25, 2008 and a Form 25-NSE will be filed with the SEC, which will result in the removal of the Company’s securities from listing and registration on Nasdaq.

               The Company has requested an appeal to a Nasdaq Listings Qualifications Panel as set forth in the Letter. Accordingly, the Company expects that its common stock would not be suspended until after the Listings Qualifications Panel has rendered its decision. There can be no assurance the Panel will grant the Company’s request for continued listing.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Concentration of Credit Risk
               Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and accounts receivable.

               The Company maintains its cash accounts at high quality financial institutions. The Company also has substantial cash balances which are invested in a money market account with a major international bank. These balances, at times, exceed federally insured limits. As of December 31, 2007, the Company had cash balances in excess of federally insured limits of $5,917,138.

               Concentrations of credit risk with respect to accounts receivable are limited because the Company’s most significant customers are the United States Government or its agencies and contractors to the United States Government.

               As of December 31, 2007, the Company had no other concentration of credit risk.

Allowances for Doubtful Accounts
               The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination. As of December 31, 2007 and 2006, management determined that an allowance for doubtful accounts was not required.

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

               The Company periodically evaluates the carrying amount of property and equipment for potential impairment by comparing the carrying amount to the undiscounted cash flows expected to result from the use and eventual disposition of the asset whenever events or circumstances indicate that its carrying amount may not be recoverable.

Deferred Financing Costs
               The costs incurred in connection with the issuance of the 8.5% and 10% senior secured convertible notes (see Note 7) were capitalized as deferred financing costs and are being amortized using the straight line method, which approximates the interest rate method, over the respective term of the notes.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Significant Customers
               The Company had four customers with sales of 10% or more of total sales in 2007. Net sales to the Company’s four major customers, the U.S Government, Sandia National Laboratories, EaglePicher Technologies, LLC, Defense and Lockheed Martin, represented approximately 38%, 18%, 14% and 12%, respectively, of total net sales in 2007. Net sales to the Company’s three major customers, the U.S. Government, Sandia National Laboratories and EaglePicher Technologies, LLC, represented approximately 43%, 22% and 24%, respectively, of total net sales in 2006. Accounts receivable from these customers amounted to $203,143 at December 31, 2007.

Product Warranty
               The Company is responsible for providing warranty coverage on certain products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. During the years ended December 31, 2007 and 2006, the cost of providing warranty coverage was not material. As of December 31, 2007, there was no estimated liability for product warranties.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

               In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses”. No interest and penalties were recorded during the year ended December 31, 2007.

               The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

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

Stock-Based Compensation
               Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees”(“APB 25”).

               The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	Years ended December 31,

	2007	2006

Expected life (years)	4	4
Interest rate	4.29%	4.63%
Annual rate of dividends	0.00%	0.00%
Volatility	39.17%	50.82%

               The weighted average fair value of the options at date of grant using the Black Scholes option-pricing model is estimated at $0.29 and $0.73 per option for options granted in the years ended December 31, 2007 and 2006, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Research and Development
               Research and development expenses are incurred to develop the Company’s battery technologies and are expensed as incurred. Research and development expenses for the years ended December 31, 2007 and 2006 were $1,359,360 and $972,977, respectively.

Loss Per Share
               Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of secured convertible notes and preferred stock, and the exercise of stock options and warrants are excluded from the calculation of net loss per share for the periods presented as their effect would be anti-dilutive.

               Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of December 31, 2007 and 2006:

	Years ended December 31,

	2007	2006

Series A preferred stock convertible into common stock	64,000	64,000
Series B preferred stock convertible into common stock	2,984,865	-
Warrants to purchase common stock	48,013,757	4,720,908
Options to purchase common stock	2,046,958	1,467,908
8.5% secured convertible note	-	2,894,737
10% secured convertible note	36,173,488	-

Total potential common shares	89,283,068	9,147,553

Recent Accounting Pronouncements
               In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

               In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”(“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

               In December 2007, the FASB issued FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

               In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 06-11 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

               On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” (“SFAS159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the Company’s consolidated financial position, results of operations or cash flows.

               In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 — Inventories

               Inventories consist of the following as of December 31, 2007:

Raw materials	$291,644
Work in progress	387,311

Total inventories	$678,955

NOTE 4 – Asset Purchase

               On April 5, 2006, the Company completed the acquisition of certain assets and entered into certain lease agreements for real estate relating to the manufacture of lithium-ion and nickel based rechargeable cells and batteries located in Alachua, Florida from Lithium Nickel Asset Holding Company I, Inc., (the “Seller”), pursuant to the terms of an Asset Purchase Agreement. The total purchase consideration for the assets consisted of 5,750,000 unregistered shares of the Company’s common stock (the “Consideration Shares”) and a six-year warrant (the “Contingent Warrant”) to purchase up to 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $7.00 per share vesting upon meeting future contingent revenue milestones. Upon reaching aggregate gross sales of $25,000,000 generated from the Florida facility, the Contingent Warrant holder will have the right to exercise warrants for the purchase of 500,000 shares of common stock. For each $1,000,000 of gross sales generated from the Florida facility in excess of $25,000,000 prior to April 5, 2009, the Contingent Warrant holder will have the right to exercise to purchase 10,000 shares of common stock up to a total of 1,500,000 shares (or 2,000,000 in the aggregate, including the initial 500,000). The Company also issued warrants to purchase 1,000,000 shares of unregistered common stock in connection with a lease agreement to lease certain industrial manufacturing space from the Seller. In addition, the Company has reserved 68,354 shares of common stock for future issuance as a contingent security deposit under the lease agreement. Of the total number of shares, 1,000,000 Consideration Shares will be held in escrow pursuant to an escrow agreement entered into at the closing in order to secure the Seller’s indemnification obligations under the Asset Purchase Agreement which shall be incrementally released over the course of five years until all of the shares are released on April 5, 2011. The Company has included 750,000 Consideration Shares in a registration statement filed by the Company and declared effective by the SEC on January 26, 2007. In addition, the Company agreed to include 400,000 Consideration Shares in a subsequent registration statement in exchange for the forfeiture of 500,000 Contingent Warrants by the Seller. Further, 4,600,000 Consideration Shares and the warrants issued to the Seller in connection with the acquisition and lease agreements are subject to a lock-up agreement restricting the ability of the Seller to transfer the Consideration Shares and warrants for a period of one year, and providing for a partial release for transfer in the second year after the closing. The aggregate purchase price was $21,050,841 which consisted of the issuance of 5,750,000 shares of the Company’s common stock at $3.61 per share valued at $20,741,071, and acquisition costs of $309,770. Pursuant to SFAS 141, the purchase price has been allocated to the net assets acquired based on their estimated fair values on the date of acquisition as follows: Machinery and equipment of $20,859,841 and leasehold improvements of $191,000. The Company will record the value of the Contingent Warrant as additional purchase price once the contingent performance conditions have been met in accordance with SFAS 141 and EITF 96-18.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 5 — Property and Equipment

               Property and equipment consists of the following as of December 31, 2007:

		Useful Lives

Equipment	$22,639,365	3 to 10 years
Leasehold improvements	223,170	Lesser of lease term or estimated useful life of 3 to 6 years

	22,862,535
Less: accumulated depreciation and amortization	481,601

Property and equipment, net	$22,380,934

               Included in property and equipment is $22,060,759 of construction in progress, including $20,900,903 of equipment and leasehold improvements from the Asset Purchase (see Note 4) and $1,159,856 of other construction in progress, which has not been placed in service as of December 31, 2007 and therefore not depreciated during the year then ended. Also included in property and equipment is equipment held under a capital lease with a net book value of $45,958 at December 31, 2007.

               Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $118,928 and $112,512, respectively.

NOTE 6 — Long-Term Debt

               The Company had a note payable to Connecticut Innovations, Incorporated (“CII”) for $183,579, commencing December 2004 and maturing December 2007 with interest at 5%, and three equal annual installments of $61,193. On December 31, 2007, the Company made the final payment owed to CII.

               Interest expense related to the long-term debt of CII amounted to $3,060 and $6,119 for the years ended December 31, 2007 and 2006, respectively.

               On September 28, 2006, the Company and EaglePicher entered into an agreement pursuant to which EaglePicher forgave $100,000 of the $150,000 remaining balance due on October 1, 2006 (see Note 8).

NOTE 7 — Senior Secured Convertible Notes

               Senior secured convertible notes consist of the following at December 31, 2007:

Face value of note	$18,000,000
Remaining discount to fair value	(17,763,547)

Fair value of senior secured convertible note	236,453
Less: current portion	-

Long term portion	$236,453

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

8.5% Secured Convertible Debentures
               On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “8.5% Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “8.5% Note Holders”) and, on April 5, 2006, the Company issued and sold to the 8.5% Note Holders $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “8.5% Notes”) and issued warrants to purchase 578,947 shares of common stock (the “8.5% Note Warrants”) that are exercisable until March 31, 2010 at an exercise price of $3.80 per share. The 8.5% Notes were senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest was payable semiannually on September 30 and March 31. Holders of the 8.5% Notes had put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate initial principal amount, or $1,000,000. A portion of the proceeds from the issuance of the 8.5% Notes was placed in escrow to pay the first two years of interest, as well as payment for the 8.5% Note Holders’ first put right. The interest and put right were payable in cash or, at the Company’s option, in advance in common stock at a 10% discount to the market value as described in the 8.5% Note and Warrant Purchase Agreement. Upon payment of the interest or put right in stock, an amount equal to the interest payment or put payment was released from escrow and became available for general corporate use.

               In connection with the 8.5% Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “8.5% Note Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the 8.5% Notes Holders. The 8.5% Note Registration Rights Agreement required the Company to file a shelf registration statement (the “8.5% Note Shelf Registration Statement”) with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the 8.5% Note Registration Rights Agreement. Failure to do so would trigger interest penalties of $110,000 (representing 1.0% of the principal amount of the 8.5% Notes) for each month beyond the 180 day period that the 8.5% Note Shelf Registration Statement remains not having been declared effective, up to a maximum of $550,000 per year. The SEC declared the 8.5% Note Shelf Registration Statement effective January 26, 2007. Consequently, the Company incurred aggregate interest penalties of $440,000 for the period October 27, 2006 through January 27, 2007.

               The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the 8.5% Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the 8.5% Note and Warrant Purchase Agreement. According to the 8.5% Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days ending on the 27th trading day prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007 and April 9, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 and 90,872 shares of the Company’s common stock, respectively, to the 8.5% Note Holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the March 31, 2007 interest payment and late registration penalties under the 8.5% Notes. On September 21, 2007 and October 3, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, delivered an aggregate of 730,994 and 658,308 shares of the Company’s common stock, respectively, to the 8.5% Note Holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the September 31, 2007 interest payment under the 8.5% Notes. During the year ended December 31, 2007, $935,000 was released from escrow as a result of the payment of the March 31, 2007 and September 30, 2007 interest payments under the 8.5% Notes in shares of the Company’s common stock.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               On August 1, 2007, the 8.5% Notes Holders exercised their put right and the Company elected to pay the put right in shares of the Company’s common stock as described in the 8.5% Note and Warrant Purchase Agreement. Accordingly, on August 3, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, issued an aggregate of 1,229,973 shares of the Company’s common stock to the 8.5% Note Holders, representing the number of shares required to pay the August 1, 2007 put right, plus accrued and unpaid interest. During the year ended December 31, 2007, $1,186,167 was released from escrow as a result of the payment of the August 1, 2007 put right, plus accrued and unpaid interest, under the 8.5% Notes in shares of the Company’s common stock.

               The fair value of the 8.5% Note Warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $3.80, zero dividends, expected volatility of 53.7%, risk free interest rate of 4.79% and contractual life of 4 years. The gross proceeds of the 8.5% convertible debt were allocated to the 8.5% Notes and the 8.5% Note Warrants. The fair value of the 8.5% Note Warrants of $906,415 resulted in a discount to the face value of the 8.5% Notes that was recorded as additional paid in capital and was amortized over the term of the 8.5% Notes as additional interest expense. The effective rate of interest was 11.11%.

               In accordance with EITF 98-5 and 00-27, the Company evaluated the conversion feature embedded in the debt instrument and concluded that the 8.5% Notes contained a beneficial conversion feature since the effective conversion price of the shares was less than the stock price at the date of issuance based upon the allocation of the fair value of the convertible debt between the 8.5% Notes and the 8.5% Note Warrants. The beneficial conversion feature of $607,895 resulted in a discount to the face value of the 8.5% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 8.5% Notes as additional interest expense.

               The Company evaluated the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF 00-19”) and View A of EITF 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” (“EITF 05-4”), and determined that the conversion option embedded in the 8.5% Notes and the 8.5% Note Warrants should be classified as equity in the accompanying consolidated financial statements.

               Interest expense on the 8.5% Notes amounted to $1,549,668, including $373,113 of additional interest expense related to the August 1, 2007 put payment and $110,000 of late registration penalties, and $1,087,625, including $330,000 of late registration penalties, for the years ended December 31, 2007 and 2006, respectively. The amortization of the deferred debt discount recorded in connection with the 8.5% Notes and 8.5% Note Warrants amounted to $424,480 and $256,152 respectively, for the years ended December 31, 2007 and 2006. The amortization of the deferred financing costs recorded in connection with the 8.5% Notes amounted to $351,750 and $228,777, respectively, for the years ended December 31, 2007 and 2006.

               On December 7, 2007, the Company redeemed the remaining $9,900,000 principal value of the 8.5% Notes in connection with the issuance of the 10% Secured Convertible Debenture as described below. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $4,801,688, consisting of the acceleration of the amortization of the deferred debt discount, deferred financing costs and beneficial conversion feature of $514,533, $642,326 and $319,144, respectively, relating to the 8.5% Notes, the fair value of the warrants and the Series B Convertible Preferred Stock of $1,303,138 and $1,543,404, respectively, issued to the 8.5% note holders, the repricing of the 8.5% Note Warrants of $145,187 and cash of $333,956.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10% Secured Convertible Debentures
               On December 7, 2007, the Company entered into a transaction whereby the Company (i) issued, pursuant to that certain Note Sale and Preferred Stock and Warrant Purchase Agreement, dated December 7, 2007 (the “8.5% Note Holders Agreement”), to the 8.5% Note Holders shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred”) and warrants (the “8.5% Note Holders New Warrants”) to purchase the Company’s common stock, paid cash of $333,956 and reduced the exercise price of the 8.5% Note Warrants from $3.80 per share to $0.55 per share and (ii) issued, pursuant to that certain Debenture and Warrant Purchase Agreement, dated December 7, 2007 (the “Debenture and Warrant Purchase Agreement”), a 10% Senior Secured Convertible Debenture (the “10% Notes”) and a warrant (the “10% Note Warrants”) to purchase common stock to the Quercus Trust (“Quercus”).

               Pursuant to the 8.5% Note Holders Agreement, the 8.5% Note Holders sold the 8.5% Notes, which had an aggregate outstanding principal amount of $9,900,000, to Quercus for a cash payment of $7,425,001 and, in consideration therefore, the Company issued to the 8.5% Note Holders, in the aggregate, (i) $488,320 from restricted cash, comprised of $333,956 for the sale of the 8.5% Notes recorded as a loss on extinguishment of debt and $154,364 for accrued and unpaid interest through December 6, 2007, (ii) 5,401 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) with a liquidation preference of $275 per share, (iii) the 8.5% Note Holders New Warrants to purchase an aggregate of 5,400,000 shares of the Company’s common stock and (iv) reduced the exercise price of the 8.5% Note Warrants from $3.80 per share to $0.55 per share. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25. The 8.5% Note Holders Agreement contains prohibitions from exercising the 8.5% Note Holders New Warrants until the Company has obtained stockholder approval, which approval was obtained on March 5, 2008 (See Note 13).

               Each share of Series B Preferred is convertible after December 6, 2008 at the option of the holder into shares of common stock and has a liquidation preference of $275 per share. Each share of Series B Preferred shall initially be convertible into common stock at the Conversion Rate of 500 shares of common stock for each share of Series B Preferred, subject to adjustments. After the date of the first issuance of any shares of Series B Preferred, the conversion rate for each share of Series B Preferred shall equal the fraction whose numerator is the liquidation preference of such share of Series B Preferred and the denominator is the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25. Holders of the Series B Preferred shall not be entitled to vote on any matters submitted to a vote of the shareholders holding any other class of stock of the Company.

               Each holder of the Series B Preferred shall be entitled to an annual cash dividend equal to 2% of the outstanding principal amount of the Series B Preferred held by such holder (subject to adjustment in the event that such Series B Preferred is held for less than one year) payable in cash on January 1, April 1, July 1 and October 1. No dividends or other distributions shall be declared or paid with respect to the common stock of the Company or stock of any other class or series of junior securities unless at the same time an equivalent dividend or distribution is declared or paid on all outstanding shares of the Series B Preferred. As of December 31, 2007, the Company accrued $1,980 in dividends relating to the Series B Preferred.

               The fair value of the Series B Preferred was estimated as of the issue date by allocating a portion of the fair value to the value of the dividend component and a portion of the fair value to the value of the common stock equivalent component. The value of the interest component was based on the present value of the projected stream of interest payments. The value of the common stock equivalent component was estimated using a lattice pricing model with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.51% and life of five years. The fair value of the Series B Preferred of $1,543,404 was recorded as loss on extinguishment of the 8.5% Secured Convertible Notes in the accompanying consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               The exercise price of the 8.5% Note Holders New Warrants is $0.55 per share and is adjustable in the event the Company issues common stock or securities that are convertible into common stock for less than $0.55 per share (the “Subsequent Lower Price”), in which case the exercise price of the 8.5% Note Holders New Warrants shall be the Subsequent Lower Price, but in no event shall the exercise price be less than $0.25 per share. The term of the 8.5% Note Holders New Warrant is three years. As partial consideration for the sale of the 8.5% Notes to Quercus, the exercise price of the 8.5% Note Warrants issued on April 5, 2006 was reduced from $3.80 per share to $0.55 per share.

               The fair value of the 8.5% Note Holders New Warrants, and the repricing of the 8.5% Note Warrants, was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The fair value of the 8.5% Note Holders New Warrants of $1,303,138, has been recorded as loss on extinguishment of 8.5% Secured Convertible Notes in the accompanying consolidated financial statements. As a result of repricing the 8.5% Note Warrants, an additional $145,187 was recorded as loss on extinguishment of debt representing the difference in the fair value of $184,234 on the 8.5% Note Warrants using the above assumptions, and the fair value of $39,047 on the 8.5% Note Warrants using the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $3.80, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of approximately two and a half years.

               In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the Series B Preferred Stock and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $636,546, which is being accreted monthly from the issuance date of the Series B Preferred Stock through December 7, 2008, the date of first possible conversion, and is being recorded as a deemed dividend in the accompanying consolidated financial statements. For the year ended December 31, 2007, the Company accreted $41,741 in dividends.

               The Company issued the 10% Notes in the principal amount of $18,000,000 in exchange for the redemption of the outstanding principal amount of the 8.5% Notes of $9,900,000 and $8,100,000 cash. The 10% Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest is payable quarterly on March 31, June 30, September 30 and December 31 in cash or, at the Company’s option, in common stock valued at the volume weighted average price of the Company’s common stock for the ten business day period prior to the interest payment date as described in the Debenture and Warrant Purchase Agreement. The 10% Notes are convertible into common stock commencing on the earlier of (i) twelve months after the issuance date of the 10% Notes or (ii) the date of effectiveness of the Company’s registration statement to be filed pursuant to the terms of that certain registration rights agreement dated December 7, 2007 between the Company and Quercus (the “10% Notes Registration Rights Agreement”). The initial conversion price of the 10% Notes is $0.55 per share (the “Initial Conversion Rate”). The Initial Conversion Rate is subject to change, and is a function of the market price per share of the Company’s common stock. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25.

               The 10% Note Registration Rights Agreement requires the Company to file a shelf registration statement with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) no later than 90 days after the issuance date of the 10% Notes (the “Required Filing Date”) and to respond to any SEC comment letter within 30 calendar days of receipt such SEC comment letter (the “Required Response Date”). Failure to do so would trigger interest penalties equal to 2% of the principal amount of the 10% Notes outstanding for each month beyond the Required Filing Date or Required Response Date up to a maximum of 12% percent of the principal amount of the 10% Notes outstanding.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               The 10% Note Warrants are convertible into 32,727,273 shares of common stock, and have an exercise price of $0.55 per share. In the event the Company subsequently issues common stock or Common Stock Equivalents for a lower price, the 10% Note Warrants are convertible at such subsequent lower price, provided that in no event shall the exercise price be less than $0.25 per share. The term of the 10% Note Warrants is three years.

               The fair value of the 10% Note Warrants was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The gross proceeds of the 10% convertible debt were allocated to the 10% Notes and the 10% Note Warrants. The fair value of the 10% Note Warrants of $5,897,680 resulted in a discount to the face value of 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis.

               In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the 10% Note and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $12,102,320, which resulted in a discount to the face value of the 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis.

               The Company evaluated the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF 00-19”), and determined that the conversion option embedded in the 10% Notes and the 10% Note Warrants should be classified as equity in the accompanying consolidated financial statements.

               The Company issued warrants (the “Placement Agent Warrants”) to purchase 2,618,181 shares of the Company’s common stock to the placement agent in connection with the issuance of the 10% Notes. The fair value of the Placement Agent Warrants was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $0.95 per share, exercise price of $0.55, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The fair value of the Placement Agent Warrants of $630,981 has been recorded as deferred financing cost and is being amortized over the term of the 10% Notes.

               The Company incurred financing costs of $1,387,389 which have been recorded as deferred financing costs and are being amortized over the term of the 10% Notes.

               Interest expense on the 10% Notes amounted to $123,288 for the year ended December 31, 2007. The amortization of the deferred debt discount and deferred financing costs recorded in connection with the 10% Notes and the 10% Note Warrants amounted to $236,453 and $33,640, respectively, for the year ended December 31, 2007.

NOTE 8 — Commitments and Contingencies

Operating Leases
               The Company conducts its operations from three leased facilities. The Colorado Springs, Colorado operating lease expires in March 2009 and requires minimum monthly payments of $23,875. On September 28, 2006, EaglePicher Technologies, LLC granted the Company the option to terminate the Colorado Springs lease after December 31, 2006 with 90 days notice. On May 4, 2006, the Company signed a lease agreement for the Danbury, Connecticut location to extend the term for one year commencing August 1, 2006 for $9,071 per month. On May 17, 2007, the Company signed a lease agreement for the Danbury, Connecticut location to extend the term for one year commencing August 1, 2007 for $9,253 per month.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               On April 5, 2006, the Company entered into various six year agreements, expiring in April 2012, to lease 200,000 square feet of industrial space in three buildings in Alachua, Florida, which require minimum monthly payments of $19,583 from January 2007 through April 2007, $37,917 from May 2007 through April 2008, $56,250 from May 2008 through April 2011 and $92,917 from May 2011 through February 2012.. In connection with the lease agreements, and in addition to rental payments, the Company issued a four-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The value of the warrants issued in connection with the lease agreements of $1,043,959 is recorded as deferred lease costs and is being amortized over the lease term. Amortization on account of deferred lease costs amounted to $173,993 and $130,495 for the year ended December 31, 2007 and 2006, respectively. The fair value of the warrants was estimated as of the issue date using a Black-Scholes pricing model, with the following assumptions: common stock based on a closing market price of $3.70 per share, exercise price of $7.00, zero dividends, expected volatility of 53.7%, risk free interest rate of 4.79% and contractual life of 4 years. Furthermore, the Company reserved 68,354 shares of its common stock as security in connection with the leases. In April 2006, the Company paid a security deposit of $185,833 representing the last two months rent.

               Rental expense related to facilities under operating leases amounted to $1,002,607 and $863,818 for the years ended December 31, 2007 and 2006, respectively.

               Future minimum rental payments under the above noncancelable operating leases are as follows:

For the Year Ending December 31,

2008	$666,782
2009	675,000
2010	675,000
2011	968,333
2012	371,667

Total payments	$3,356,782

               Deferred rent consists of the following as of December 31, 2007:

Facility:
Colorado Springs, Colorado	$32,580
Alachua, Florida - rental payments	551,358

Total deferred rent	583,938
Less: current portion of deferred rent	(32,580)

Deferred rent, net of current portion	$551,358

               The term of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS 13 “Accounting for Leases” the non-contingent rent increases are being amortized over the term of the leases on a straight line basis. Deferred rent of $583,938 represents the unamortized rent adjustment amount at December 31, 2007 and is reflected as deferred rent obligations in the consolidated balance sheet.

Capital Lease
               The Company entered into a capital lease for certain machinery and equipment at its Alachua, Florida facility in November 2006. Accordingly, the Company has recorded property and equipment and recognized a corresponding liability in the principal amount of the lease of $45,958. The lease requires minimum monthly payments of $1,137 through October 2010.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               Future minimum lease payments under the above capital lease are as follows:

For the Year Ending December 31	Amount

2008	$13,646
2009	13,646
2010	11,371

Total payments	38,663
Less: interest	(4,506)
Current portion	(11,110)

Long term capital lease, less current portion	$23,047

Off Balance Sheet Arrangements
               At December 31, 2007, a non-revocable standby letter of credit in the amount of $10,000 was outstanding as security for the Company’s electric utility account for its Alachua, Florida manufacturing facility.

               The value of the beneficial conversion of the Series B Preferred Stock is considered a deemed dividend and is being accreted monthly as a preferred stock dividend from the issuance date of the Series B Preferred Stock through the date of first possible conversion. At December 31, 2007, the unaccreted balance of the deemed dividend was $594,805.

Supply Agreement
               The Company was party to a five-year agreement to supply EaglePicher with certain products at agreed-upon prices. Under the agreement, the Company is the sole source supplier for components for battery power systems used in military satellites and military aircraft. Pricing under the agreement was fixed, subject to possible adjustment under periodic value engineering reviews and based on material cost escalations. On October 22, 2007, the parties agreed to terminate the supply agreement. Net sales to EaglePicher represented approximately 14% and 24% of total sales for the years ended December 31, 2007 and 2006, respectively. Accounts receivable from EaglePicher amounted to $14,165 at December 31, 2007.

Licensing Agreements
               The Company is party to a ten year, non-exclusive, worldwide technology license agreement for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented NiCd and sealed NiCd batteries. Under the license agreement, the Company is obligated to pay a royalty to EaglePicher ranging from 0.5% to 3% of revenue as defined in the agreement. During the years ended December 31, 2007 and 2006, the Company did not incur any liability for payments under this agreement.

               On June 11, 2007, the Company entered into an exclusive worldwide technology agreement for the use of certain commercial truck anti-idling technologies. Under the terms of the agreement, as amended, the Company paid an initial License fee of $150,000 with additional licensing payments of $25,000 per month. In addition, the Company is obligated to pay a royalty to Enertek Corporation ranging from 3% to 5% of revenue as defined in the agreement. The agreement is cancellable upon 30 days written notice. During the year ended December 31, 2007, the Company incurred $175,000 for licensing fees pursuant to this agreement. During the years ended December 31, 2007, the Company did not incur any liability for royalty payments under this agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               On July 31, 2007, the Company entered into a five year exclusive worldwide technology agreement for the use of certain smart battery system technologies with two five year renewal options. Under the terms of the agreement the Company is obligated to pay a licensing fee of $300,000, of which $100,000 was incurred on July 31, 2007 and the remainder of which is due in monthly installments of $10,000. In addition, the Company is obligated to pay a royalty to Falcon Systems Engineering Corporation of 3% of revenue as defined in the agreement. During the year ended December 31, 2007, the Company incurred $150,000 for licensing fees pursuant to this agreement. During the years ended December 31, 2007, the Company did not incur any liability for royalty payments under this agreement.

Employment Agreements
               On September 12, 2007, the Company entered into long-term employment agreements with Michael E. Reed and Timothy E. Coyne. Effective as of September 12, 2007, Mr. Reed will continue to serve as Chief Executive Officer of the Company and Mr. Coyne was named Vice President of Finance, in addition to continuing in his current role of Chief Financial Officer. The agreements are for a term of three years and are subject to renewal or termination for cause, or not-for-cause, including in the event of an acquisition of the Company or other change of control. Under the terms of the agreements, both officers are subject to non-competition, non-solicitation and confidentiality provisions. Both officers are also eligible for grants of stock based upon any improved market capitalization of the Company. Mr. Reed’s agreement contains provisions providing for unpaid compensation for his past services to the Company as Chief Operating Officer and, later, as Chief Executive Officer, including equity-based grants and a portion of base salary. Mr. Reed is entitled to an annual base salary of $240,000 and Mr. Coyne is entitled to an annual base salary of $170,000. Each is eligible for an annual year-end bonus opportunity. During the year ended December 31, 2007, the Company accrued $70,965 for Mr. Reed and $43,350 for Mr. Coyne on account of such bonus opportunity. Mr. Coyne and Mr. Reed are also entitled to annual grants of 100,000 and 200,000 stock options, respectively, with vesting over four years. In the event of termination without cause or resignation for good reason, Messrs. Reed and Coyne are each entitled to twelve months of base salary, a pro-rated bonus and acceleration of unvested options. In the event of termination without cause within twelve months after an acquisition of the Company, or other change in control, Mr. Reed and Mr. Coyne are entitled to 24 months base salary, prorated bonus and acceleration of unvested stock options.

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company along with three-year warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants was $800,000 to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of December 31, 2007, the Company completed the program and in the aggregate has received $800,000 and issued 241,692 shares of unregistered common stock and 75,829 warrants in connection with this agreement. During the year ended December 31, 2007, the Company received $500,000 and issued 151,060 shares of unregistered common stock and warrants to purchase 47,395 shares of common stock in connection with this agreement. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and warrants to purchase 18,958 shares of common stock in connection with this agreement.

Legal Proceedings
               Electro Energy, Inc. is engaged in litigation with LNAH and Phoenix Commercial Park, LLLP (“Phoenix”) in a state court proceeding in Alachua County, Florida regarding entitlement to assets purchased and leased pursuant to the Asset Purchase Agreement, Site Agreement, leases, and in conjunction with the Bankruptcy Order and Letter of Intent with LNAH. LNAH sold certain real estate and assets to Phoenix which infringe on Electro Energy asset ownership and leasehold rights. The litigation is styled as an action seeking a declaratory judgment. EEI was provided injunctive relief by the Circuit Court to protect its assets and leasehold interests. EEI and Phoenix have entered into an abatement agreement to pursue settlement discussions. LNAH has filed a motion to return the litigation to Bankruptcy Court. The Company is engaged in active settlement negotiations with LNAH and Phoenix and believes that a settlement is likely.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               On April 6, 2007, the Company provided LNAH notice of certain claims the Company is asserting against LNAH for breach of contract and indemnification under the provisions of the Asset Purchase Agreement and real property lease agreements.

               At this time, an evaluation of the ultimate outcome and estimate of potential loss, if any, is unable to be determined for these issues.

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

NOTE 9 — Stockholders’ Equity

Preferred Stock
               The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2007, 160 shares of Series A Preferred Stock (the “Series A Preferred”) are outstanding. Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Series A Preferred Stock Certificate of Designation (the “Series A Certificate”), into 400 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Series A Certificate. Each share of Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. During the year ended December 31, 2006, 20 shares of Series A Preferred were converted into 8,000 shares of common stock.

               As of December 31, 2007, 5,401 shares of Series B Preferred Stock (the “Series B Preferred”) are outstanding. Each share of Series B Preferred is convertible after December 6, 2008 at the option of the holder into shares of common stock and has a liquidation preference of $275 per share.. Each share of Series B Preferred shall initially be convertible into common stock at the Conversion Rate of 500 shares of common stock for each share of Series B Preferred, subject to adjustments. After the date of the first issuance of any shares of Series B Preferred, the conversion rate for each share of Series B Preferred shall equal the fraction whose numerator is the liquidation preference of such share of Series B Preferred and the denominator is the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25. Holders of the Series B Preferred shall not be entitled to vote on any matters submitted to a vote of the shareholders holding any other class of stock of the Company.

               Each holder of the Series B Preferred shall be entitled to an annual cash dividend equal to 2% of the outstanding principal amount of the Series B Preferred held by such holder (subject to adjustment in the event that such Series B Preferred is held for less than one year) payable in cash on January 1, April 1, July 1 and October 1. No dividends or other distributions shall be declared or paid with respect to the common stock of the Company or stock of any other class or series of junior securities unless at the same time an equivalent dividend or distribution is declared or paid on all outstanding shares of the Series B Preferred. As of December 31, 2007, the Company accrued $1,980 in dividends relating to the Series B Preferred.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               During the year ended December 31, 2007, the Company issued 5,401 shares of Series B Preferred in connection with the redemption of the 8.5% Notes (see Note 7).

Common Stock
               The Company has authorized 250,000,000 shares of common stock, par value $0.001. During the year ended December 31, 2007, there were no exercises of any options or warrants. During the year ended December 31, 2006, the Company issued 72,297 shares of common stock in connection with the exercise of employee stock options for proceeds of $39,101. During the year ended December 31, 2006, warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel (See Note 10). During the years ended December 31, 2007 and 2006, the Company issued 151,060 and 60,424 shares of unregistered common stock for proceeds of $500,000 and $200,000, respectively pursuant to the Stock Purchase Agreement.

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

               On March 2, 2007, the Company issued an aggregate of 765,769 shares of the Company’s common stock to the holders of the 8.5% Notes, representing the initial number of shares required to pay the interest and late registration penalties under the Notes. On April 9, 2007, the Company issued an aggregate of 90,872 shares of the Company’s common stock to the holders of the 8.5% Notes, representing the additional number of shares required to pay the interest and late registration penalties under the 8.5% Notes.

               On August 3, 2007, the Company issued an aggregate of 1,229,973 shares of the Company’s common stock to the holders of the 8.5% Notes, representing 894,309 shares required to pay the August 1, 2007 put right, plus 335,664 shares required to pay accrued and unpaid interest.

               On September 18, 2007, the Company’s Board of Directors voted to issue 101,695 shares of the Company’s common stock to the Company’s Chief Executive Officer as compensation for services previously rendered. Such shares were valued at $60,000 based upon the market price of such shares.

               On September 21, 2007, the Company issued an aggregate of 730,994 shares of the Company’s common stock to the holders of the 8.5% Notes, representing the initial number of shares required to pay the interest under the 8.5% Notes.

               On October 3, 2007, the Company issued an aggregate of 658,308 shares of the Company’s common stock to the holders of the 8.5% Notes, representing the additional number of shares required to pay the September 30, 2007 interest payment interest under the 8.5% Notes.

               On October 25, 2007, the Company entered into a Common Stock and Warrant Purchase Agreement (the “KIT Stock Purchase Agreement”) with KIT Financial, Inc. (“KIT”) for the purchase of 2,500,000 shares of the Company’s common stock for the purchase price of $750,000. In connection with the KIT Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement that requires the Company to file a shelf registration statement with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) no later than 30 days after the date of the KIT Stock Purchase Agreement. Such registration statement was filed and declared effective by the SEC on December 10, 2007.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Stock Options
               The purpose of the Company’s stock compensation plans is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants. As of December 31, 2007 and 2006, the Company had reserved 3,000,000 shares of common stock for issuance under the 1993 Plan and 3,000,000 shares of common stock for issuance under the 2005 Plan. Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. Options vest ratably over a four-year period and are exercisable up to 10 years from the date of grant.

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

                Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2007 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the year ended December 31, 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and such estimates are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

               The Company recorded $835,725 of employee stock option compensation in the year ended December 31, 2007. The remaining balance of unamortized employee stock compensation as of December 31, 2007 was $1,129,619 and will be fully amortized through 2011.

               During the year ended December 31, 2007, the Company recorded an adjustment of $8,525 to remeasure and amortize stock compensation expense in connection with 100,000 stock options issued to consultants. The remaining balance of the stock compensation as of December 31, 2007 was $45,910 and will be amortized through March 2011.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               Stock option activity under the 1993 and 2005 Plans for the years ended December 31, 2007 and 2006 are as follows:

	Number of Options	Weighted Average Exercise Price

Balance January 1, 2006	1,317,353	$3.46
Granted	375,000	$1.64
Exercised	(72,297)	$0.85
Forfeited	(152,148)	$3.88

Balance December 31, 2006	1,467,908	$3.08

Granted	790,000	$0.79
Exercised	-	$-
Forfeited	(210,950)	$2.14

Balance December 31, 2007	2,046,958	$2.29

               Of the 790,000 stock options granted during the year ended December 31, 2007, Mr. Reed was granted 400,000 and Mr. Coyne was granted 100,000.

               The weighted average fair value of the options at date of grant using the Black Scholes option-pricing model is estimated at $0.29 and $0.73 per option for options granted in the years ended December 31, 2007 and 2006, respectively.

               Stock options outstanding and exercisable, by price range, as of December 31, 2007 are as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable

$0.26	25,487	0.1	$0.26	25,487
$0.59	500,000	9.8	$0.59	-
$0.67	25,000	9.8	$0.67	-
$1.12	65,000	9.6	$1.12	-
$1.16	406,471	5.1	$1.16	361,347
$1.18	200,000	9.3	$1.18	-
$1.52	250,000	8.9	$1.52	62,500
$2.14	25,000	8.7	$2.14	6,250
$3.94	200,000	8.0	$3.94	100,000
$6.76	350,000	7.5	$6.76	175,000

	2,046,958	8.0	$2.29	730,584

               The aggregate intrinsic values of the outstanding and exercisable options at December 31, 2007 and were $226,524 and $18,524, respectively.

               The total fair value of shares vested during the year ended December 31, 2007 was $725,539.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Warrants
               Warrant activity for the years ended December 31, 2007 and 2006 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance January 1, 2006	1,225,333	$2.09
Granted	3,597,905	$6.46
Exercised	(92,687)	$1.89
Cancelled	(9,643)	$1.71

Balance December 31, 2006	4,720,908	$5.43

Granted	43,292,849	$0.54

Balance December 31, 2007	48,013,757	$1.02

               On December 7, 2007, the Company issued warrants to purchase 32,727,273 shares common stock to Quercus and 2,618,181 warrants to purchase common stock to the placement agent in connection with the issuance of the 10% Notes. On December 7, 2007, the Company issued warrants to purchase 5,400,000 shares of common stock and reduced the exercise price of the 578,947 outstanding 8.5% Note Warrants from $3.80 per share to $0.55 per share in connection with the extinguishment of the 8.5% Notes (See Note 7).

               On October 25, 2007, pursuant to the KIT Stock Purchase Agreement, the Company issued to KIT a warrant for the purchase of up to 2,500,000 shares of Common Stock, subject to certain limitations contained in the KIT Stock Purchase Agreement, at an exercise price of $0.30 per share, exercisable within three years of any issuance of shares of the Company’s common stock or securities exercisable, convertible or exchangeable into the Company’s common stock, to future third-party investors, that occurs on or before October 25, 2009. In no event shall the total amount of common stock issuable under the warrant exceed the lesser of (i) that number of shares, which when added to (x) 2.815 million plus (y) any additional shares of common stock issued to KIT pursuant to the KIT Stock Purchase Agreement, exceed 9.98% of the total outstanding common stock of EEI at the time of exercise or (ii) 2.5 million shares.

               The Company has a Stock Purchase Agreement with In-Q-Tel (See Note 10). During the years ended December 31, 2007 and 2006, the Company issued 47,395 and 18,958 warrants, respectively, in connection with this agreement.

               On May 10, 2007, the Board of Directors of the Company extended the expiration date of 712,450 warrants with an exercise price of $2.50 from July 16, 2007 to July 16, 2008. The warrants were issued in connection with the Series A Convertible Preferred Stock offering during the year ended December 31, 2004 and recorded as a cost of the offering.

               During the year ended December 31, 2006, the Company issued warrants to purchase 1,000,000 shares of common stock in connection with its lease agreements (See Note 4), contingent warrants to purchase 2,000,000 shares of common stock in connection with its asset purchase (See Note 4), and warrants to purchase 578,947 shares of common stock in connection with its issuance of the 8.5% Senior Secured Convertible Notes (See Note 7).

               During the year ended December 31, 2006, warrants were exercised for proceeds of $175,000 in exchange for 92,687 shares of common stock.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               As of December 31, 2007, warrants to purchase 48,013,757 shares of common stock are outstanding with expiration dates ranging from July 16, 2008 through October 25, 2012 and exercise prices ranging from $0.30 to $9.06. The weighted average exercise price of the outstanding warrants is $1.02.

NOTE 10 — Related Parties

Consulting Services
               On July 5, 2007 the Company entered into a consulting agreement (the “Klein Consulting Agreement”) with Mr. Martin Klein, the Chairman of the Board of Directors of the Company. The Klein Consulting Agreement provides that Mr. Klein will consult with the Company on an ongoing basis. Under the terms of the Klein Consulting Agreement, Mr. Klein will be compensated at the rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Klein Consulting Agreement. The Klein Consulting Agreement will expire on July 5, 2008, and shall be automatically renewed for additional successive one year periods unless earlier terminated in accordance with the agreement.

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

               Certain stockholders, parties related to stockholders and directors have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $213,272 and $152,973 for the years ended December 31, 2007 and 2006, respectively. No amounts were payable to these parties as of December 31, 2007.

Stock Purchase Agreement
               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company along with three-year warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants was $800,000 to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of December 31, 2007, the Company completed the program and in the aggregate has received $800,000 and issued 241,692 shares of unregistered common stock and 75,829 warrants in connection with this agreement. During the year ended December 31, 2007, the Company received $500,000 and issued 151,060 shares of unregistered common stock and warrants to purchase 47,395 shares of common stock in connection with this agreement. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and warrants to purchase 18,958 of common stock in connection with this agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Development Agreement
               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock upon exercise. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model is estimated at $5.58 per warrant. The total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of December 31, 2007, the Company has received the $450,000 of cash funding and the estimated value of the warrants has been fully amortized.

NOTE 11 — Income Taxes

               The Company has net operating loss carryforwards (“NOLs”) of approximately $23,600,000 as of December 31, 2007 that will be available to offset future taxable income. The Company has recorded a full valuation allowance against the deferred tax assets as it has concluded that the utilization of the deferred tax asset is not more likely than not to be utilized. For the years ended December 31, 2007 and 2006, the valuation allowance has increased by $5,305,700 and $2,227,000, respectively. The deferred tax asset as of December 31, 2007 consists of the following:

Deferred tax asset
Net operating loss carryforward	$8,738,300
Deferred rent	194,400
Stock based compensation	753,200

Total deferred tax asset	9,685,900
Less valuation allowance	(9,685,900)

Total net deferred tax asset	$-

               The expiration of the company’s NOLs is as follows:

For the Year Ended December 31,	Amount

2023	$1,422,288
2024	1,130,731
2025	2,979,497
2026	4,222,130
2027	13,862,180

Total	$23,616,826

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

               Under Internal Revenue Code Section 382, certain significant changes in ownership may restrict the utilization of these loss carry forwards. More specifically, should the holder of the 10% Notes decide to convert the entire principal balance, the potential for the holder to have a majority control in the Company would be more likely than not to occur, causing a significant change in ownership and restriction or loss of the utilization of the NOLs.

               The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2007 and 2006 is as follows:

	For the years ended December 31,

	2007	2006

Tax benefit at statutory rate	34.00%	34.00%
State and local taxes, net of federal benefit	2.89%	3.41%
Permanent differences	(5.91)%	(1.50)%
Change in valuation allowance	(30.98)%	(35.91)%

Effective income tax rate	0.00%	0.00%

NOTE 12 — Defined Contribution Plan

               The Company has a defined contribution 401(k) Savings Plan covering substantially all eligible employees. Contributions to the plan are at the discretion of the Board of Directors. The Company did not make any contributions to the plan during the years ended December 31, 2007 and 2006. As of December 31, 2007, accounts payable and accrued expenses included a liability of $62,333 for the Company’s matching contribution to be made in 2008 on account of 2007 employee contributions.

NOTE 13 — Subsequent Events

               On March 5, 2008, the Company issued 455,000 options to purchase common stock to employees under the 2005 Stock Plan.

               On April 1, 2008, the Company issued 1,150,515 shares of the Company’s common stock to the holder of the 10% Notes, representing the number of shares required to pay the March 31, 2008 interest payment under the 10% Notes.

               In compliance with NASDAQ Marketplace Rules requiring shareholder approval of transactions whereby the potential issuance of securities of 20% or more of the outstanding common stock at a price lees than the greater of the book value or market value of the common stock, the Company was obligated to obtain shareholder approval for the December 7, 2007 financing transactions (See Note 7). On March 5, 2008, the shareholders of the Company voted to approve the December 7, 2007 financing transactions.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               We have not had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures, nor have we had any other changes in our accountants during our two most recent fiscal years.

Item 8A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

               Management is responsible for establishing and maintaining adequate internal control over financial reporting, which is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, effected by a company’s board of directors, management and other personnel and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

               We do not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must take into account resource constraints and the benefits of controls must be considered relative to their costs. Projections of any evaluation of the effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

               Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, concluded that our disclosure controls and procedures were appropriately designed and operating effectively based on those criteria.

               This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

               There were no significant changes in our disclosure controls and procedures during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

               Not applicable.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

               The following table sets forth information regarding the members of our Board of Directors, executive officers and significant employees. The directors listed below will serve until the next annual meeting of our stockholders in the years indicated.

Name	Age	Position	Term Expires
Bruce L. Lev	64	Chairman of the Board of Directors	2008
Martin G. Klein	70	Founder, Member of the Board of Directors and Chief Technologist	2008
Michael E. Reed	58	President and Chief Executive Officer, Member of the Board of Directors	2009
Robert P. Hamlen	78	Member of the Board of Directors	2009
William B. Wylam	72	Member of the Board of Directors	2009
Lawrence G. Schafran	68	Member of the Board of Directors	2008
Jeffrey Auerbach	37	Member of the Board of Directors	2008
Timothy E. Coyne	53	Chief Financial Officer	N/A

               The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors, officers and significant employees are as follows:

               Bruce L. Lev has served as a director since June 5, 2007. Mr. Lev is a Managing Director of Loeb Partners Corp., New York City. Prior thereto he was Vice Chairman and a Director of USCO Logistics, a world leader in providing integrated logistics services. From 1995 through early 2000 Mr. Lev was Executive Vice President of Corporate and Legal Affairs of Micro Warehouse Inc., a $2.5 billion direct marketer of brand name personal computers and accessories to commercial and consumer markets. He also served on the Micro Warehouse four-person Executive Committee with global responsibility for legal and regulatory affairs, human resources, corporate communications, risk management and facilities. From 1995 through 2002 he was also a member of the Board of Directors of the Roper Organization and served on the Board of the Direct Marketing Association. Prior to 1995, Mr. Lev engaged in the private practice of law. During this time he was instrumental in the acquisition of USCO Logistics division of Uniroyal by a group of private investors and the initial formation of Micro Warehouse. He is a 1965 graduate of Wesleyan University and a 1968 graduate of the University of Virginia School of Law. Mr. Lev is a member of the Connecticut, Virginia and Supreme Court bars and serves on the boards of directors of AirDat, LLC, Flagler Construction Co, LLC, and Open Labs, LLC.

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

               Jeffrey Auerbach has served as a director since March 2008. He currently is a Senior Vice President of the Private Client Group of vFinance Investments, Inc. Prior to that, Mr. Auerbach was the Senior Vice President of Retail Sales at Ehrenkrantz King Nussbaum from 2001 to 2003. From 1998 to 2001, Mr. Auerbach was Vice President of Retail Sales at Dalton Kent Securities.

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

Corporate Governance

               We have a standing Compensation Committee, Corporate Governance and Nominating Committee and Audit and Finance Committee. Our Compensation Committee is comprised of William Wylam, Chair, Robert Hamlen and Bruce Lev, each an independent director. Our Corporate Governance and Nominating Committee is comprised of Robert Hamlen, Chair, Lawrence Schafran and Jeffrey Auerbach, each an independent director. Currently, we do not have any procedures by which security holders may recommend nominees to our Board of Directors. Our Audit and Finance Committee is comprised of Bruce Lev, Chair, Lawrence Schafran and Robert Hamlen, each an independent director. The Board of Directors has determined that Messrs. Lev and Schafran qualify as “audit committee financial experts” as that term is defined in Item 401(e) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

               Based upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2007, Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, and written representations furnished to us, all required Forms were timely filed.

Item 10. EXECUTIVE COMPENSATION

               The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2007, and 2006 by the Company’s (i) Principal Executive Officer, and (ii) the next two highest paid executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael E. Reed (2)	2007	$214,038	$130,965	$60,000	$336,465	$-	$-	$1,568	$743,036
Principal Executive Officer	2006	$190,000	$-	$-	$329,329	$-	$-	$-	$519,329

Martin G. Klein (3)	2007	$-	$-	$-	$-	$-	$-	$-	$-
Chairman	2006	$75,000	$-	$-	$-	$-	$-	$-	$75,000

Timothy E. Coyne (4)	2007	$156,000	$43,350	$-	$26,909	$-	$-	$-	$26,259
Chief Financial Officer & Secretary	2006	$17,308	$-	$-	$1,826	$-	$-	$-	$19,134

Audra J. Mace (5)	2007	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer & Secretary	2006	$85,153	$-	$-	$145,186	$-	$-	$4,673	$235,012

(1)

Represents the compensation cost of awards recognized during the year as stock compensation expense in accordance with FASB 123R. The cost of pre-2006 awards that have not yet been fully recognized are reported using the modified prospective transition method under FAS 123R.

(2)	Mr. Reed was appointed President & Chief Executive Officer effective May 30, 2006. He received an automobile allowance of $1,568 in 2007.
(3)	Mr. Klein was replaced as President and Chief Executive Officer by Mr. Reed effective May 30, 2006.
(4)	Mr. Coyne was appointed Chief Financial Officer effective November 20, 2006.
(5)	Ms. Mace resigned as Chief Financial Officer effective August 8, 2006. She was paid accrued vacation of $4,673 in 2006.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested

Michael E. Reed	100,000	150,000	-	$6.76	5/01/2015	-	-	-	-
	50,000	100,000	-	$3.94	12/14/2015	-	-	-	-
	-	400,000	-	$0.59	9/11/2017	-	-	-	-

Timothy E. Coyne	37,500	150,000	-	$1.52	11/20/2016	-	-	-	-
	-	100,000	-	$0.59	9/11/2017	-	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total	Aggregate Number of Stock Awards Outstanding at Fiscal Year End	Aggregate Number of Option Awards Outstanding at Fiscal Year End

Martin G. Klein	$5,500	$-	$-	$-	$-	$48,000	$53,500	-	-
Bruce L. Lev	$5,000	$-	$2,133	$-	$-	$-	$7,133	-	50,000
Robert P. Hamlen	$7,500	$-	$21,151	$-	$-	$23,000	$51,651	-	50,000
William B. Wylam	$7,000	$-	$8,365	$-	$-	$46,900	$62,265	-	50,000
Lawrence G. Schafran	$8,000	$-	$8,375	$-	$-	$-	$16,375	-	50,000
Jeffrey Auerbach	$-	$-	$-	$-	$-	$-	$-	-	-
Warren D. Bagatelle	$4,500	$-	$83,891	$-	$-	$-	$88,391	-	75,000
Joseph F. Engelberger	$4,000	$-	$-	$-	$-	$-	$4,000	-	-
Farhad Assari	$1,500	$-	$41,495	$-	$-	$-	$43,445	-	37,500

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth information regarding the number of shares of our common stock beneficially owned on January 25, 2008, by:

               • each person who is known by us to beneficially own 5% or more of our common stock,
               • each of our directors and executive officers, and
• all of our directors and executive officers, as a group.

                Unless otherwise indicated, the address of each of the persons listed below is Electro Energy Inc., 30 Shelter Rock Road, Danbury, Connecticut 06810.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (2)

5% or Greater Stockholders

Lithium Nickel Asset Holding Company I 7 South Jersey Ave. East Setauket, NY 11733	8,750,000	(3)	27.51%	(4)

KIT Financial, Inc. 610 Anacapa Street, Suite D-11 Santa Barbara, CA 93101	2,715,000	(5)	16.66%	(6)

Context Capital Management 4365 Executive Drive, Suite 850 San Diego, CA 92121	4,192,363	(7)	13.41%	(8)

Executive Officers and Directors

Martin G. Klein	6,379,782	(9)	22.14%
Bruce L. Lev	1,089,278	(10)	3.75%	(11)
Robert Hamlen	18,750	(12)	0.07%	(13)
William Wylam	12,500	(14)	0.04%	(15)
Lawrence Schafran	12,500	(16)	0.04%	(17)
Michael E. Reed	341,495	(18)	1.18%	(19)
Timothy E. Coyne	37,500	(20)	0.13%	(21)
Directors and executive officers as a group (seven persons)	7,891,805		26.96%	(22)

(1)

Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days after January 25, 2008, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person. Does not include (i) 493,707 shares of common stock issued to, (ii) 85,950 shares of common stock issuable upon the exercise of warrants held by and (iii) 31,250 shares of common stock issuable upon the exercise of options formerly held by Mr. Bagatelle.

(2)

Unless otherwise indicated, based upon 28,811,797 shares of common stock outstanding on January 25, 2008; does not include 64,000 shares of common stock issuable upon conversion of series A convertible preferred stock.

(3)	Includes (i) 5,750,000 shares of common stock outstanding and (ii) 3,000,000 shares of common stock issuable upon the exercise of warrants held by Lithium Nickel Asset Holding Company I.
(4)	Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 3,000,000 shares of common stock issuable upon the exercise of warrants.
(5)

Includes (i) 2,500,000 shares of common stock outstanding and (ii) 215,000 shares of common stock outstanding held by an affiliate of KIT Financial, Inc. Does not include 2,500,000 shares of common stock issuable upon the exercise of the warrant held by KIT Financial, Inc. (the “KIT Warrant”), which has an exercise price of $0.30 per share and is exercisable within three years of any issuance of shares of common stock or securities exercisable, convertible or exchangeable into common stock, to future third-party investors, that occurs on or before October 25, 2009. In no event shall the total amount of common stock issuable under the KIT Warrant exceed the lesser of (i) that number of shares, which when added to (x) 2.815 million plus (y) any additional shares of common stock issued to KIT Financial, Inc. pursuant to the Stock and Warrant Purchase Agreement entered into between KIT Financial, Inc. and the Company, exceed 9.98% of the total outstanding common stock of EEI at the time of exercise or (ii) 2.5 million shares.

(6)	Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 2,500,000 shares of common stock issuable upon the exercise of warrants.
(7)

Includes 1,747,987 shares of common stock outstanding, 814,054 shares of common stock issuable upon conversion of series B convertible preferred stock and 1,630,322 shares of common stock issuable upon the exercise of warrants held by Context Capital Management.

(8)

Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 814,054 shares of common stock issuable upon conversion of series B convertible preferred stock and (iii) 1,630,322 shares of common stock issuable upon the exercise of warrants.

(9)

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

(10)

Includes (i) 428,689 shares of common stock outstanding, 20,000 shares of common stock issuable upon conversion of series A convertible preferred stock and 95,950 shares of common stock issuable upon the exercise of warrants held by the Trust FBO Thomas L. Kempner and (ii) 428,689 shares of common stock outstanding, 20,000 shares of common stock issuable upon conversion of series A convertible preferred stock and 95,950 shares of common stock issuable upon the exercise of warrants held by the Trust FBO of Alan H. Kempner.

(11)

Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 40,000 shares of common stock issuable upon conversion of series A convertible preferred stock and 191,900 shares of common stock issuable upon the exercise of warrants.

(12)	Includes 18,750 shares of common stock issuable upon the exercise of options held by Mr. Hamlen.
(13)	Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 18,750 shares of common stock issuable upon the exercise of options.
(14)	Includes 12,500 shares of common stock issuable upon the exercise of options held by Mr. Wylam.
(15)	Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 12,500 shares of common stock issuable upon the exercise of options.
(16)	Includes 12,500 shares of common stock issuable upon the exercise of options held by Mr. Schafran.
(17)	Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 12,500 shares of common stock issuable upon the exercise of options.
(18)	Includes 191,495 shares of common stock outstanding and 150,000 shares of common stock issuable upon the exercise of options held by Mr. Reed.
(19)	Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 150,000 shares of common stock issuable upon the exercise of options.
(20)	Includes 37,500 shares of common stock issuable upon the exercise of options held by Mr. Coyne.
(21)	Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 37,500 shares of common stock issuable upon the exercise of options.
(22)

Based upon (i) 28,811,797 shares of common stock outstanding, plus (ii) 40,000 shares of common stock issuable upon conversion of series A convertible preferred stock, plus (iii) 191,900 shares of common stock issuable upon the exercise of warrants, plus (iv) 231,250 shares of common stock issuable upon exercise of options.

No other person or group has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

               The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in S,G&A in the amount of $213,272 for the year ended December 31, 2007 compared with $152,973 in 2006. The owner of E.F.S. Management Systems and Maryann Phillips, shareholders of the Company’s common stock, provide accounting services to the Company. The Company has agreements with Martin Klein, a shareholder of the Company’s common stock and member of the Company’s Board of Directors, and Robert Hamlen and William Wylam, members of the Company’s Board of Directors, to provide consulting services.

               On March 31, 2005, the Company entered into a development agreement to receive a total of $450,000 in cash funding from In-Q-Tel, a shareholder of the Company’s common stock, for intended use in the research and development of certain battery technologies. The contract provides for scheduled payments to the Company if it performs certain research and development activities over a 24-month period. The Company has entered into a sub-contract agreement with Rutgers University to perform certain of these activities for $350,000. In connection with this development agreement, the Company issued warrants containing certain cashless provisions to purchase up to 15,000 shares of the Company’s common stock. The warrants are exercisable at $9.06 per share over a four-year period expiring in March 2009. The weighted average fair value of the warrants at the date of issuance using the Black Scholes option-pricing model was estimated at $5.58 per warrant and the total estimated value of the warrants, amounting to $83,767, was recorded as cost of services-related parties expense and other accrued liability. Further, a deferred contract cost and additional paid-in capital was recorded as of the date of issuance. The number of warrants that are exercisable are directly proportional to the amount of the scheduled payments that are received by the Company for performance of the development agreement. As of December 31, 2007, the Company has received the $450,000 of cash funding and the estimated value of the warrants has been fully amortized.

               On October 17, 2005, the Company entered into a Stock Purchase Agreement with In-Q-Tel, pursuant to which In-Q-Tel has agreed to purchase 241,692 shares of unregistered common stock of the Company along with three-year warrants to purchase 75,829 shares of unregistered common stock of the Company at an exercise price of $3.11 per share. The total purchase price for the stock and warrants was $800,000 to be paid over the course of 14 months following the closing, conditioned upon the Company achieving certain development milestones. As of December 31, 2007, the Company completed the program and has received $800,000 and issued 241,692 shares of unregistered common stock and 75,829 warrants in connection with this agreement. During the year ended December 31, 2007, the Company received $500,000 and issued 151,060 shares of unregistered common stock and 47,395 warrants in connection with this agreement. During the year ended December 31, 2006, the Company received $200,000 and issued 60,424 shares of unregistered common stock and 18,958 warrants in connection with this agreement.

               On July 5, 2007 the Company entered into a consulting agreement (the “Klein Consulting Agreement”) with Mr. Martin Klein, a stockholder and member of the Board of Directors of the Company. The Klein Consulting Agreement provides that Mr. Klein will consult with the Company on an ongoing basis. Under the terms of the Klein Consulting Agreement, Mr. Klein will be compensated at the rate of $1,000 per day as well as reasonable out-of-pocket expenses, and he has agreed not to engage in or conduct any business which competes with the business conducted by the Company during the term of the Klein Consulting Agreement. The Klein Consulting Agreement will expire on July 5, 2008, and shall be automatically renewed for additional successive one year periods unless earlier terminated in accordance with the Klein Consulting Agreement.

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

Promoters and Control Persons

               Matrix USA, LLC (“Matrix”), a co-finder in the private placement of the 10% Senior Secured Convertible Debenture consummated on December 7, 2007, received cash in the amount of $248,400 and 33,636 warrants to purchase shares of common stock in connection with such private placement. Shari Popkin Fleischer, the Chairperson of Matrix and a shareholder of the Company, received 280,000 warrants in connection with such private placement.

               vFinance Investments, Inc., a co-finder in the private placement of the 10% Senior Secured Convertible Debenture consummated on December 7, 2007, received cash in the amount of $993,600 and 348,217 warrants to purchase shares of common stock in connection with such private placement. Jeffrey Auerbach, Senior Vice President of the Private Client Group of vFinance Investments, Inc., a director of the Company, received 634,978 warrants in connection with such private placement.

Director Independence

               Currently, Robert Hamlen, Bruce Lev, Lawrence Schafran and William Wylam would be considered “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Item 13. EXHIBITS

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.(1)
2.2	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
3.1	Articles of Incorporation of MCG Diversified, Inc.(3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(3)
3.3	Bylaws of MCG Diversified, Inc.(1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.(1)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.(1)
3.7	Articles of Amendment Designating Series B Convertible Preferred Stock (7)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto. (2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser. (2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser. (2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto. (2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent. (2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements. (2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements. (2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
10.4	Employment Agreement, dated September 14, 2007, between the Company and Timothy E. Coyne.(5)
10.5	Employment Agreement, dated September 14, 2007, between the Company and Michael E. Reed.(5)
10.6	Common Stock and Warrant Purchase Agreement dated October 25, 2007 by and among the Registrant and KIT Financial, Inc. (6)
10.7	Note Sale and Preferred Stock and Warrant Purchase Agreement (7)
10.8	Debenture and Warrant Purchase Agreement (7)
21.1	Subsidiaries of the Company.(8)
31.1	Section 302 Certification of Chief Executive Officer.(8)
31.2	Section 302 Certification of Chief Financial Officer.(8)
32.1	Section 906 Certification of Chief Executive Officer.(8)
32.2	Section 906 Certification of Chief Financial Officer.(8)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007.
(8)	Filed herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non Audit Fees

               The following table presents fees for professional audit services rendered by Marcum &Kliegman, LLP (“M&K”) for the audit of Electro Energy’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by Marcum & Kliegman, LLP.

	2007	2006
Audit Fees (1)	$235,095	$150,316
Audit-Related Fees (2)	$-0-	$96,496
Tax Services (3)	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)

Audit fees consist of fees for professional services rendered for the audit of Electro Energy Inc.’s consolidated financial statements and review of consolidated financial statements included in Electro Energy Inc.’s quarterly reports.

(2)

Audit-related fees are fees principally for professional services rendered in connection with accounting consultations related to corporate acquisitions, consultations concerning the initial adoption or consideration of new financial accounting and reporting standards and consultations regarding SEC reporting and disclosure matters pertaining to the Company’s annual form 10-KSB filing.

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

ELECTRO ENERGY INC.

		By:	/s/ Michael E. Reed
Name: Michael E. Reed
Date:	April 15, 2008		Title: President and Chief Executive Officer

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce L. Lev
Name: Bruce L. Lev
Date:	April 15, 2008	Title: Chairman

/s/ Michael E. Reed
Name: Michael E. Reed
Date:	April 15, 2008	Title: President and Chief Executive Officer

/s/ Timothy E. Coyne
Name: Timothy E. Coyne
Date:	April 15, 2008	Title: Chief Financial Officer

/s/ Martin G. Klein
Name: Martin G. Klein
Date:	April 15, 2008	Title: Director

/s/ Robert P. Hamlen
Name: Robert P. Hamlen
Date:	April 15, 2008	Title: Director

/s/ William B. Wylam
Name: William B. Wylam
Date:	April 15, 2008	Title: Director

/s/ Lawrence G. Schafran
Name: Lawrence G. Schafran
Date:	April 15, 2008	Title: Director

/s/ William Wylam
Name: William Wylam
Date:	April 15, 2008	Title: Director

/s/ Lawrence Schafran
Name: Lawrence Schafran
Date:	April 15, 2008	Title: Director

/s/ Jeffrey Auerbach
Name: Jeffrey Auerbach
Date:	April 15, 2008	Title: Director