Form 10-Q
period 2008-03-31
ELECTRO ENERGY INC
filed 2008-05-15
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2008 or

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
(Zip Code)

(203) 797-2699
(Registrant's telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
|_| Yes    |X| No

As of May 13, 2008, 29,982,312 shares of Common Stock, par value $.001 per share, were outstanding.

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

        In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report, other than to comply with the federal securities laws.

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (UNAUDITED)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,349,012	$5,751,382
Accounts receivable, net	438,027	291,152
Inventories	926,516	678,955
Prepaid expenses and other current assets	254,144	184,483

Total current assets	4,967,699	6,905,972

PROPERTY AND EQUIPMENT, Net	22,054,892	22,380,934

OTHER ASSETS
Deferred financing costs	1,888,994	1,984,737
Security deposit	228,164	228,164

Total other assets	2,117,158	2,212,901

TOTAL ASSETS	$29,139,749	$31,499,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$563,472	$467,867
Accrued expenses	918,539	630,389
Customer deposits	78,000	78,000
Current portion of capital lease	11,353	11,110

Total Current Liabilities	1,571,364	1,187,366

OTHER LIABILITIES
Secured convertible note, net of deferred debt discount of $16,866,995 and $17,763,547, respectively	1,133,005	236,453
Deferred rent, less current portion	595,702	551,358
Capital lease, less current portion	20,116	23,047

Total Other Liabilities	1,748,823	810,858

TOTAL LIABILITIES	3,320,187	1,998,224

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 160 outstanding
($160,000 liquidation preference)	-	-
Series B Convertible Preferred Stock, 5,401 outstanding
($1,485,275 liquidation preference)	5	5
Common stock, $0.001 par value, 250,000,000 shares
authorized; 28,811,797 shares issued and outstanding	28,812	28,812
Additional paid-in capital	65,246,665	64,918,395
Deferred lease costs, net	(695,973)	(739,471)
Accumulated deficit	(38,759,947)	(34,706,158)

TOTAL STOCKHOLDERS' EQUITY	25,819,562	29,501,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,139,749	$31,499,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (UNAUDITED)

	2008	2007

NET REVENUE
Services	$638,335	$721,703
Products	124,001	77,978

TOTAL NET REVENUE	762,336	799,681

COST OF REVENUE
Cost of services	770,914	897,635
Cost of products	158,828	127,149

TOTAL COST OF REVENUE	929,742	1,024,784

GROSS LOSS	(167,406)	(225,103)

OPERATING EXPENSES
Selling, general and administrative (including stock-based compensation of $170,003 and $218,861 in 2008 and 2007, respectively)	1,975,951	1,635,337
Research and development	258,126	403,824

TOTAL OPERATING EXPENSES	2,234,077	2,039,161

OPERATING LOSS	(2,401,483)	(2,264,264)

OTHER EXPENSE (INCOME)
Interest expense	449,491	487,143
Interest income	(35,626)	(54,240)
Amortization of deferred debt discount	101,196	87,107
Amortization of deferred financing costs	896,552	76,478
Loss on disposal of fixed assets	75,000	-

TOTAL OTHER EXPENSE, NET	1,486,613	596,488

NET LOSS	$(3,888,096)	$(2,860,752)

DIVIDENDS ON SERIES B PREFERRED STOCK	7,426	-

DEEMED DIVIDEND ON SERIES B PREFERRED STOCK	158,267	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,053,789)	$(2,860,752)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.14)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	28,811,797	22,838,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2008 (UNAUDITED)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred Lease	Accumulated	Total Stockholders'

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Equity

Balance January 1, 2008	160	$-	5,401	$5	28,811,797	$28,812	$64,918,395	$(739,471)	$(34,706,158)	$29,501,583

Stock-based compensation	-	-	-	-	-	-	170,003	-	-	170,003

Deemed dividend on Series B Convertible Preferred Stock	-	-	-	-	-	-	158,267	-	(158,267)	-

Dividends accrued on Series B Convertible Preferred Stock	-	-	-	-	-	-	-	-	(7,426)	(7,426)

Amortization of deferred lease costs	-	-	-	-	-	-	-	43,498	-	43,498

Net loss	-	-	-	-	-	-	-	-	(3,888,096)	(3,888,096)

Balance March 31, 2008	160	$-	5,401	$5	28,811,797	$28,812	$65,246,665	$(695,973)	$(38,759,947)	$25,819,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2008 and 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,888,096)	$(2,860,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,231	29,030
Loss on disposal of fixed assets	75,000	-
Deferred rent	44,344	100,833
Amortization of deferred financing costs	101,196	76,477
Amortization of deferred debt discount	896,552	87,107
Amortization of deferred expenses	-	(2,712)
Amortization of deferred lease costs	43,498	43,498
Stock option compensation	170,003	218,861
Changes in:
Accounts receivable	(146,875)	464,711
Inventory	(247,561)	11,026
Prepaid expenses and other current assets	(69,661)	14,431
Accounts payable and accrued expenses	376,329	690,190

NET CASH USED IN OPERATING ACTIVITIES	(2,615,040)	(1,127,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(54,978)	(67,886)
Net proceeds from sale of property and equipment	275,789	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	220,811	(67,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Release of restriction on restricted cash	-	448,579
Financing costs related to 10% secured convertible notes	(5,453)	-
Principal payments on capital leases	(2,688)	(2,464)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,141)	446,115

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,402,370)	(749,071)

CASH AND CASH EQUIVALENTS - Beginning	5,751,382	3,789,780

CASH AND CASH EQUIVALENTS - Ending	$3,349,012	$3,040,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$724	$-

Income taxes	$-	$10,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Issuance of common stock for interest on notes	$-	$995,500

Revaluation of warrants issued for contract costs	$-	$5,045

Dividends on Series B Preferred Stock	$7,426	$-

Deemed dividend on Series B Preferred Stock	$158,267	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1 – The Company

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

        The condensed consolidated financial statements are those of EEI and its wholly-owned subsidiaries, EEI Technologies and EEF. Additionally, the accounts of EEI Technologies include the accounts of MEP. Collectively, they are referred to herein as “EEI” or the “Company.”

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

        The Florida manufacturing facility provides capabilities for producing prismatic and cylindrical cell battery products that may offer product revenue opportunities while the Company’s bipolar wafer cell technology is being developed and marketed.

Going Concern and Management’s Liquidity Plans
        As of March 31, 2008, the Company had cash and cash equivalents of $3,349,012. The Company incurred a loss from operations of $2,401,483 and $2,264,264 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company required $2,615,040 and $1,127,300, respectively, to fund its operating activities.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

         The Company is engaged in the development of energy storage technology, products and related systems as well as the start up of high volume battery manufacturing operations in its Florida facility. The Company’s operating and capital requirements in connection with planned development, testing, production, sales and marketing activities will be significant. The Company is not currently generating sufficient revenues from operations to fund these activities and execute its business plan and is dependent on the receipt of funding from government development contracts and cash raised in equity and debt financings to continue the development, production, marketing and sales of its products. The Company anticipates that funding from government development contracts together with its cash and cash equivalents will not be sufficient to fund its operating activities in 2008. Therefore, the Company’s ability to develop high volume manufacturing and execute its product sales and marketing plans will be dependent on the Company’s ability to raise cash through future equity and debt financings. No assurance can be given that the Company will be successful in developing high volume manufacturing and executing its product sales and marketing plans or in obtaining additional financing under terms acceptable to the Company or in amounts sufficient to fund its future operating activities. The funds that the Company does raise, if any, may not allow it to maintain its current and planned operations and such additional financing could result in the dilution of shareholders’ percentage interests in the Company. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives and therefore there is substantial doubt as to the Company’s ability to fund future operations and continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The Company requested an appeal hearing before a Nasdaq Listings Qualifications Panel as set forth in the Letter. Such appeal hearing was held on April 24, 2008. Accordingly, the Company expects that its common stock will not be suspended until after the Listings Qualifications Panel has rendered its decision. As of May 14, 2008, the Listings Qualifications Panel has not yet rendered its decision. There can be no assurance the Panel will grant the Company’s request for continued listing.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation
        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 contained in Form 10-KSB filed on April 15, 2008.

Principles of Consolidation
        The consolidated financial statements include the accounts of EEI and its wholly owned subsidiaries EEI Technologies, EEF and MEP. All significant intercompany balances and transactions have been eliminated in consolidation.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

        The Company maintains its cash accounts at high quality financial institutions. The Company also has substantial cash balances which are invested in a money market account with a major international bank. These balances, at times, exceed federally insured limits. As of March 31, 2008 and December 31, 2007, the Company had cash balances in excess of federally insured limits of $3,346,500 and $5,917,138.

        Concentrations of credit risk with respect to accounts receivable are limited because the Company’s most significant customers are the United States Government or its agencies and contractors to the United States Government.

        As of March 31, 2008 and December 31, 2007, the Company had no other concentration of credit risk.

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

Significant Customers
        The Company had three customers with sales of 10% or more of total sales in the three months ended March 31, 2008. Net sales to the Company’s three major customers, the US Government, Lockheed Martin and Falcon Systems Engineering, represented approximately 36%, 28% and 11%, respectively, of total net sales in the three months ended March 31, 2008. The Company had two customers with sales of 10% or more of total sales in the three months ended March 31, 2007. Net sales to the Company’s two major customers, Sandia National Laboratories, and the US Government, represented approximately 52%, and 28%, respectively, of total net sales in the three months ended March 31, 2007. Accounts receivable from significant customers amounted to $352,773 and $203,143 at March 31, 2008 and December 31, 2007, respectively.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

        Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007

Series A preferred stock convertible into common stock	64,000	64,000
Series B preferred stock convertible into common stock	3,013,156	-
Warrants to purchase common stock	48,013,757	4,720,908
Options to purchase common stock	3,038,673	1,910,245
8.5% secured convertible note	-	2,894,737
10% secured convertible note	36,516,341	-

Total potential common shares	90,645,927	9,589,890

Recent Accounting Pronouncements
        On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect that this pronouncement will have a significant impact on our condensed consolidated financial position or results of operations.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the condensed consolidated financial statements has not yet been determined.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s condensed consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s condensed consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect the remaining aspects of SFAS No. 157 to have a material impact on the Company’s condensed consolidated results of operations or financial condition.

        In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

        On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 3 – Inventories

        Inventories consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Raw materials	$635,284	$291,644
Work in progress	291,232	387,311

Total inventories	$926,516	$678,955

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 4 – Property and Equipment

        Property and equipment consists of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007	Useful Lives

Equipment	$22,317,191	$22,639,365	3 to 10 years
Leasehold improvements	249,535	223,170	Lesser of lease term or estimated useful life of 3 to 6 years

	22,566,726	22,862,535
Less: accumulated depreciation and amortization	511,834	481,601

Property and equipment, net	$22,054,892	$22,380,934

        Included in equipment is $21,781,433 of construction in progress relating to high volume manufacturing of rechargeable battery cells, which has not been placed in service as of March 31, 2008 and therefore not depreciated during the three months then ended. As of December 31, 2007, property and equipment included construction in progress of $20,900,903, which had not been placed in service and not depreciated during the year then ended. Also included in property and equipment is equipment with a net book value of $45,958 at March 31, 2008 and December 31, 2007, held under a capital lease.

        Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 was $30,231 and $29,030, respectively.

NOTE 5 – Senior Secured Convertible Note

        Senior secured convertible note consists of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Face value	$18,000,000	$18,000,000
Remaining discount of fair value	(16,866,995)	(17,763,547)

Fair value of senior secured convertible note	$1,133,005	$236,453

        On December 7, 2007, the Company issued the 10% Senior Secured Convertible Debenture due December 6, 2012 (the “10% Notes”) in the principal amount of $18,000,000 in exchange for the redemption of the outstanding principal amount of the 8.5% Notes of $9,900,000 and cash of $8,100,000. The 10% Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest is payable quarterly on March 31, June 30, September 30 and December 31 in cash or, at the Company’s option, in common stock valued at the volume weighted average price of the Company’s common stock for the ten business day period prior to the interest payment date as described in the Debenture and Warrant Purchase Agreement. The 10% Notes are convertible into common stock commencing on the earlier of (i) twelve months after the issuance date of the 10% Notes or (ii) the date of effectiveness of the Company’s registration statement to be filed pursuant to the terms of that certain registration rights agreement dated December 7, 2007 between the Company and Quercus (the “10% Notes Registration Rights Agreement”). The initial conversion price of the 10% Notes is $0.55 per share (the “Initial Conversion Rate”). The Initial Conversion Rate is subject to change, and is a function of the market price per share of the Company’s common stock. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

        Interest expense on the 10% Notes amounted to $448,767 for the three months ended March 31, 2008. The amortization of the deferred debt discount recorded in connection with the 10% Notes and 10% Note Warrants amounted to $896,552, for the three months ended March 31, 2008. The amortization of the deferred financing costs recorded in connection with the 10% Notes amounted to $101,196, respectively, for the three months ended March 31, 2008.

NOTE 6 – Commitments and Contingencies

Off Balance Sheet Arrangements
       At March 31, 2008 and December 31, 2007, a non-revocable standby letter of credit in the amount of $10,000 was outstanding as security for the Company’s electric utility account for its Alachua, Florida manufacturing facility.

Licensing Agreements
        The Company is party to a ten year, non-exclusive, worldwide technology license agreement for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented NiCd and sealed NiCd batteries. Under the license agreement, the Company is obligated to pay a royalty to EaglePicher ranging from 0.5% to 3% of revenue as defined in the agreement. During the three months ended March 31, 2008 and 2007, the Company did not incur any liability for payments under this agreement.

        On June 11, 2007, the Company entered into an exclusive worldwide technology agreement for the use of certain commercial truck anti-idling technologies. Under the terms of the agreement, as amended, the Company paid an initial License fee of $150,000 with additional licensing payments of $25,000 per month. In addition, the Company is obligated to pay a royalty to Enertek Corporation ranging from 3% to 5% of revenue as defined in the agreement. The agreement is cancellable upon 30 days written notice. During the three months ended March 31, 2008, the Company incurred $75,000 for licensing fees pursuant to this agreement. During the three months ended March 31, 2008, the Company did not incur any liability for royalty payments under this agreement.

        On July 31, 2007, the Company entered into a five year exclusive worldwide technology agreement for the use of certain smart battery system technologies with two five year renewal options. Under the terms of the agreement the Company is obligated to pay a licensing fee of $300,000, of which $100,000 was incurred on July 31, 2007 and the remainder of which is due in monthly installments of $10,000. In addition, the Company is obligated to pay a royalty to Falcon Systems Engineering Corporation of 3% of revenue as defined in the agreement. During the three months ended March 31, 2008, the Company incurred $30,000 for licensing fees pursuant to this agreement. During the three months ended March 31, 2008, the Company did not incur any liability for royalty payments under this agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

NOTE 7 – Stockholders’ Equity

Preferred Stock
        The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2008, 160 shares of Series A Preferred Stock (the “Series A Preferred”) are outstanding. Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Series A Preferred Stock Certificate of Designation (the “Series A Certificate”), into 400 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Series A Certificate. Each share of Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting.

        As of March 31, 2008, 5,401 shares of Series B Preferred Stock (the “Series B Preferred”) are outstanding. Each share of Series B Preferred is convertible after December 6, 2008 at the option of the holder into shares of common stock and has a liquidation preference of $275 per share. Each share of Series B Preferred shall initially be convertible into common stock at the Conversion Rate of 500 shares of common stock for each share of Series B Preferred, subject to adjustments. After the date of the first issuance of any shares of Series B Preferred, the conversion rate for each share of Series B Preferred shall equal the fraction whose numerator is the liquidation preference of such share of Series B Preferred and the denominator is the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25. Holders of the Series B Preferred shall not be entitled to vote on any matters submitted to a vote of the shareholders holding any other class of stock of the Company.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

        In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the Series B Preferred and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $636,546, which is being amortized monthly from the issuance date of the Series B Preferred Stock through December 7, 2008, the date of first possible conversion. For the three months ended March 31, 2008, the Company amortized $158,267 in deemed dividends relating to the beneficial conversion feature of the Series B Preferred. At March 31, 2008 and December 31, 2007, the unamortized balance of the deemed dividend was $436,539 and $594,805, respectively. As of March 31, 2008 and December 31, 2007, accrued dividends relating to the Series B Preferred were $9,407 and $1,980, respectively.

Common Stock
        The Company has authorized 250,000,000 shares of common stock, par value $0.001. During the three months ended March 31, 2008 and 2007, there were no exercises of any options or warrants.

        On March 2, 2007, the Company issued an aggregate of 765,769 shares of the Company’s common stock to the holders of the 8.5% Notes, representing the initial number of shares required to pay the interest and late registration penalties under the Notes.

Employee Stock Options
        On March 22, 2007 the Company issued 200,000 options to employees. The fair value of the options of $0.46 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $1.18 per share, exercise price of $1.18, zero dividends, expected volatility of 42.91%, risk free interest rate of 4.52% and expected life of 4 years.

        On March 5, 2008 the Company issued 1,045,000 options to employees. The fair value of the options to employees of $0.25 was estimated as of the issue date using a lattice pricing model with the following assumptions: common stock based on a closing market price of $0.64 per share, exercise price of $0.64, zero dividends, expected volatility of 67.95%, risk free interest rate of 2.59% and expected life of 4 years.

        During the three months ended March 31, 2008, former employees forfeited 63,285 options.

        The Company recorded $178,173 and $217,548 of employee stock option compensation for the three months ended March 31, 2008 and 2007, respectively. The remaining balance of unamortized employee stock compensation as of March 31, 2008 was $1,212,696 and will be fully amortized through March 2012.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

        As of March 31, 2008, unexercised stock options to purchase an aggregate of 3,038,673 shares of common stock have been granted to employees, directors, or consultants under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $0.26 to $6.76 per share.

Non-employee Stock Options
       On March 22, 2007, the Company issued 50,000 performance-based options to non-employees. On March 5, 2008, the Company issued 10,000 performance-based options to non-employees. The Company recorded ($8,170) and $1,313 of non-employee stock option compensation for the three months ended March 31, 2008 and 2007, respectively. The remaining balance of the non-employee stock compensation as of March 31, 2008 was $9,205 and will be amortized through March 2012.

Warrants
        As of March 31, 2008, warrants convertible into 48,013,757 shares of the Company’s common stock are outstanding with expiration dates ranging from July 16, 2008 through October 25, 2012 and exercise prices ranging from $0.55 to $9.06. The weighted average exercise price of the outstanding warrants is $1.02.

NOTE 8 – Related Parties

Consulting Services
        Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $44,070 and $70,414 for the three months ended March 31, 2008 and 2007, respectively. Amounts due to these related parties as of March 31, 2008 and December 31, 2007 were $10,357 and $0, respectively.

NOTE 9 – Income Taxes

        The Company recognized a deferred tax asset of approximately $10,767,200 as of March 31, 2008, primarily relating to net operating loss carryforwards of approximately $26,331,400 available to offset future taxable income through 2028. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

        A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company then continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 10 – Subsequent Events

        On April 1, 2008, the Company issued 1,150,515 shares of the Company’s common stock to pay the March 31, 2008 interest payment interest under the 10% Notes.

        On April 1, 2008, 50 shares of Series A Preferred were converted into 20,000 shares of common stock.

        On April 23, 2008, the Board of Directors of the Company authorized a one-for-five reverse stock split in the event that a reverse stock split becomes necessary to maintain the Company’s NASDAQ listing.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenue

        Consolidated net revenue for the three months ended March 31, 2008 was $762,336 compared with $799,681 for the same period of 2007, a decrease of $37,345, or 5%.

        Net revenue from services for the three months ended March 31, 2008 was $638,335 compared with $721,703 for the same period of 2007, a decrease of $83,368 or 12%. The decrease was a result of lower revenue from several completed contracts partially offset by new research and development contract awards from the Department of Defense and Department of Energy for battery development for communications applications, high and low temperature and thermal battery development and from Lockheed Martin for lithium ion wafer cell battery development for the High Altitude Air Ship. The service contract backlog as of March 31, 2008 was $1,908,000.

        Net revenue from products for the three months ended March 31, 2008 was $124,001compared with $77,978 for the same period of 2007, an increase of $46,023 or 59%, primarily as a result of sales of smart battery products. The product order backlog was approximately $2,592,000 as of March 31, 2008, of which $598,000 is expected to be shipped and invoiced beginning in the second quarter of 2008.

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

        We anticipate that we will continue to receive funding for development contracts and orders for battery products from the US government. Future revenue growth from the sale of commercial products is highly dependent on production start-up at our Florida facility.

Gross Profit (Loss)

        Consolidated gross loss for the three months ended March 31, 2008 was $167,406, or 22.0% of total net revenue, compared with $225,103, or 28.2% of net revenue in 2007. The gross loss was primarily a result of the lack of absorption of overhead costs.

        Gross loss from services in the three months ended March 31, 2008 was $132,579, or 20.8% of net service revenue, compared with $175,932, or 24.4% of net service revenue in 2007. The gross loss from services relates to the Company’s research and development contracts with the U.S. government and its agencies and was primarily due to lack of absorption of overhead costs.

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

        Gross loss from products for the three months ended March 31, 2008 was $34,827, or 28.1% of net product revenue, compared with $49,171, or 63.1% of net product revenue in 2007. The gross loss from products is primarily the result of the lack of absorption of overhead costs.

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

Selling, General and Administrative Expenses

        Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2008 were $1,975,951, or 259.2% of total net revenue, compared with $1,635,337 or 204.5% of total net revenue in 2007, an increase of $340,614 or 21%. The increase in SG&A was a result of $152,774 higher start-up costs associated with the Florida manufacturing facility and $250,120 of licensing fees and related expenses for truck anti-idling auxiliary power unit and certain smart battery system technologies. We will continue to classify start-up costs associated with the Florida manufacturing facility as SG&A expenses until we begin commercial production, at which time these costs will be classified as cost of product revenue. We expect to begin commercial production during the second quarter of 2008, at which time we will place the construction in progress assets into service, commence depreciation and classify the costs related to the Florida facility as cost of product revenue.

Research and Development Expenses

        Research and development (“R&D”) expenses for the three months ended March 31, 2008 were $258,126, or 33.9% of total net revenue, compared with $403,824, or 50.5% of total net revenue in 2007, a decrease of $145,698, or 36%. The decrease in R&D expenses is the result of lower costs for advanced wafer cell battery development with a venture capital firm under a stock purchase agreement completed in 2007 and lower costs related for the conversion of a Toyota Prius from a hybrid electric vehicle (“HEV”) configuration to a plug-in hybrid vehicle (“PHEV”) configuration. The nature of the R&D expenses relates to experimentation and product development for bipolar wafer cell batteries for HEV and PHEV applications for transportation applications, for improved nickel cadmium batteries for the aerospace market, and for bipolar lithium ion batteries for advanced military applications.

Other (Income) Expense

        Interest expense for the three months ended March 31, 2008 was $449,491 compared with $487,143 in 2007, a decrease of $37,652 or 8%. The decrease in interest expense reflects the $110,000 late registration penalties recorded in the 2007 related to the 8.5% Senior Secured Convertible Notes redeemed on December 7, 2007, partially offset by an increase in the amount of outstanding senior secured convertible notes at a higher coupon rate. Interest income was $35,626 and $54,240 for the three months ended March 31, 2008 and 2007, respectively. Amortization of deferred debt discount was $896,552 for the three months ended March 31, 2008 compared with $76,478 in the first quarter of 2007 as a result of the higher deferred debt discount associated with the 10% Notes. Amortization of deferred financing costs was $101,196 for the three months ended March 31, 2008 compared with $87,107 in 2007 reflecting higher financing costs associated with the 10% Notes. For the three months ended March 31, 2008, the loss on disposal of fixed assets totaled $75,000.

Net Loss

        For the three months ended March 31, 2008, the net loss was $3,888,096, or $0.14 per basic and diluted share, compared with $2,860,752, or $0.13 per basic and diluted share in 2007. During the three months ended March 31, 2008, the Company recorded dividends of $165,693 on the Series B Convertible Preferred Stock, consisting of $158,267 for deemed dividends relating to the amortization of the beneficial conversion feature and $7,426 relating to the 2% cash dividend. The net loss attributable to common stockholders for the three months ended March 31, 2008 was $4,053,789 or $0.14 per basic and diluted share compared with $2,860,752 or $0.13 per share in 2007.

Related Parties

        The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative-related parties as an operating expense in the amount of $44,070 and $70,414 for the three months ended March 31, 2008 and 2007, respectively. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has agreements with Robert Hamlen, William Wylam and Martin Klein, shareholders of the Company’s common stock, to provide consulting services.

Financial Condition

Liquidity and Capital Resources

        As of March 31, 2008, the Company had cash and cash equivalents of $3,349,012. The Company incurred a loss from operations of $2,401,483 and $2,264,264 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company required $2,615,040 and $1,127,300, respectively, to fund its operating activities.

        The Company is engaged in the development of energy storage technology, products and related systems as well as the start up of high volume battery manufacturing operations in its Florida facility. The Company’s operating and capital requirements in connection with planned development, testing, production, sales and marketing activities will be significant. The amount of capital needed is directly related to the Company’s success in implementing its business plan and achieving high volume product sales. The Company is not currently generating sufficient revenues from operations to fund these activities and execute its business plan and is dependent on the receipt of funding from government development contracts and cash raised in equity and debt financings to continue the development, production, marketing and sales of its products. The Company anticipates that funding from government development contracts together with its cash and cash equivalents will not be sufficient to fund its operating activities in 2008. Therefore, the Company’s ability to develop high volume manufacturing and execute its product sales and marketing plans will be dependent on the Company’s ability to raise cash through future equity and debt financings. No assurance can be given that the Company will be successful in developing high volume manufacturing and executing its product sales and marketing plans or in obtaining additional financing under terms acceptable to the Company or in amounts sufficient to fund its future operating activities. The funds that the Company does raise, if any, may not allow it to maintain its current and planned operations and such additional financing could result in the dilution of shareholders’ percentage interests in the Company. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives and therefore there is substantial doubt as to the Company’s ability to fund future operations and continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        On May 5, 2008, we received Underwriters Laboratories Inc. (“UL”) certification for its model 18650AXA rechargeable lithium ion cylindrical cell under the UL Component Recognition Program certifying full compliance with UL Standard 1642, “Lithium Batteries.” The UL certification is universally recognized by product manufacturers and consumers and readily accepted by international certification bodies. This will help us to establish market acceptance of our products to meet the growing worldwide demand for 18650 cells and implement our high volume manufacturing and product sales and marketing plans.

        The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

March 31, 2008		December 31, 2007
Working capital	$ 3,396,335	$ 5,718,606
Current ratio	3.16	5.82
Long-term debt to equity ratio	6.77	2.75

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

        In connection with the 8.5% Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “8.5% Note Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the 8.5% Notes Holders. The 8.5% Note Registration Rights Agreement required the Company to file a shelf registration statement (the “8.5% Note Shelf Registration Statement”) with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the 8.5% Note Registration Rights Agreement. Failure to do so would trigger interest penalties. The Company incurred interest penalties of $110,000 for the three months ended March 31, 2007 on account of late effectiveness.

        The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the 8.5% Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the 8.5% Note and Warrant Purchase Agreement. According to the 8.5% Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days ending on the 27th trading day prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007 and April 9, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, delivered an aggregate of 765,769 and 90,872 shares of the Company’s common stock, respectively, to the 8.5% Note Holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the March 31, 2007 interest payment and late registration penalties under the 8.5% Notes. During the three months ended March 31, 2007, $448,579 was released from escrow as a result of the payment of the March 31, 2007 interest payments under the 8.5% Notes in shares of the Company’s common stock.

        Interest expense on the 8.5% Notes amounted to $487,144 for the three months ended March 31, 2007. The amortization of the deferred debt discount recorded in connection with the 8.5% Notes and 8.5% Note Warrants amounted to $87,107, for the three months ended March 31, 2007. The amortization of the deferred financing costs recorded in connection with the 8.5% Notes amounted to $76,478, respectively, for the three months ended March 31, 2007.

        On December 7, 2007, the Company redeemed the remaining $9,900,000 principal value of the 8.5% Notes in connection with the issuance of the 10% Secured Convertible Debenture as described below.

10% Secured Convertible Debentures
        On December 7, 2007, the Company issued the 10% Senior Secured Convertible Debenture due December 6, 2012 (the “10% Notes”) in the principal amount of $18,000,000 in exchange for the redemption of the outstanding principal amount of the 8.5% Notes of $9,900,000 and $8,100,000 cash. The 10% Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest is payable quarterly on March 31, June 30, September 30 and December 31 in cash or, at the Company’s option, in common stock valued at the volume weighted average price of the Company’s common stock for the ten business day period prior to the interest payment date as described in the Debenture and Warrant Purchase Agreement. The 10% Notes are convertible into common stock commencing on the earlier of (i) twelve months after the issuance date of the 10% Notes or (ii) the date of effectiveness of the Company’s registration statement to be filed pursuant to the terms of that certain registration rights agreement dated December 7, 2007 between the Company and Quercus (the “10% Notes Registration Rights Agreement”). The initial conversion price of the 10% Notes is $0.55 per share (the “Initial Conversion Rate”). The Initial Conversion Rate is subject to change, and is a function of the market price per share of the Company’s common stock. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $0.25.

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

        Interest expense on the 10% Notes amounted to $448,767 for the three months ended March 31, 2008. The amortization of the deferred debt discount recorded in connection with the 10% Notes and 10% Note Warrants amounted to $896,552, for the three months ended March 31, 2008. The amortization of the deferred financing costs recorded in connection with the 10% Notes amounted to $101,196, respectively, for the three months ended March 31, 2008.

        No warrants were exercised during the three months ended March 31, 2008 and 2007. As of March 31, 2008, 48,013,757 warrants are outstanding with expiration dates ranging from July 16, 2008 through October 25, 2012 and exercise prices ranging from $0.30 to $9.06. The weighted average exercise price of the outstanding warrants is $1.02. The maximum potential future proceeds from the exercise of warrants in-the-money as of March 31, 2008 is $750,000, respectively.

        No stock options were exercised during the three months ended March 31, 2008 and 2007. As of March 31, 2008, 3,038,673 options are outstanding with expiration dates ranging from February 27, 2010 through March 4, 2018 and exercise prices ranging from $0.26 to $6.76. The weighted average exercise price of the outstanding options is $1.68. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of March 31, 2008 is $6,708.

        The Company invested $54,978 and $67,886 in equipment during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, the Company received proceeds of $350,789 from the sale of fixed assets and incurred costs of $75,000 to dispose of scrapped assets. Current and prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines.

Item 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this quarterly report (the “Evaluation Date”) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, concluded that our disclosure controls and procedures were appropriately designed and operating effectively based on those criteria.

Changes in Internal Controls

        There were no significant changes in our disclosure controls and procedures during the first quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS.

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

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The following matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the first quarter of the year ended December 31, 2008:

1.

Approve the transactions and potential issuances of common stock contemplated in (i) that certain Note Sale and Preferred Stock and Warrant Purchase Agreement, dated December 7, 2007, between the Company and the former holders of those certain 8.5% Senior Secured Promissory Notes dated April 5, 2006 and (ii) that certain Debenture and Stock and Warrant Purchase Agreement, dated December 7, 2007, between the Company and the Quercus Trust, (collectively, “the Transactions”)

	FOR AGAINST ABSTAIN	18,692,123 300,267 72,639

Item 5. OTHER INFORMATION.

        None.

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004.(1)
2.2	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
3.1	Articles of Incorporation of MCG Diversified, Inc.(3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(3)
3.3	Bylaws of MCG Diversified, Inc.(1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc.(4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc.(1)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc.(1)
3.7	Articles of Amendment Designating Series B Convertible Preferred Stock (7)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto. (2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser. (2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser. (2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto. (2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent. (2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements. (2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements. (2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
10.4	Employment Agreement, dated September 14, 2007, between the Company and Timothy E. Coyne.(5)
10.5	Employment Agreement, dated September 14, 2007, between the Company and Michael E. Reed.(5)
10.6	Common Stock and Warrant Purchase Agreement dated October 25, 2007 by and among the Registrant and KIT Financial, Inc. (6)
10.7	Note Sale and Preferred Stock and Warrant Purchase Agreement (7)
10.8	Debenture and Warrant Purchase Agreement (7)
21.1	Subsidiaries of the Company.(8)
31.1	Section 302 Certification of Chief Executive Officer.(9)
31.2	Section 302 Certification of Chief Financial Officer.(9)
32.1	Section 906 Certification of Chief Executive Officer.(9)
32.2	Section 906 Certification of Chief Financial Officer.(9)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the annual period ended December 31, 2006.
(9)	Filed herewith.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: May 15, 2008		Title: Chief Executive Officer