Form 10-Q
period 2008-06-30
ELECTRO ENERGY INC
filed 2008-08-14
CIK 1175636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2008 or

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
Yes |_|   No |X|

As of August 11, 2008, 6,137,405 shares of Common Stock, par value $.001 per share, were outstanding.

ELECTRO ENERGY INC.

ii

Forward-looking Statement Disclaimer

        Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s ability to obtain adequate financing in the future (iii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth; and (iv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

PART I

Item 1. FINANCIAL STATEMENTS.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (UNAUDITED)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$485,937	$5,751,382
Accounts receivable, net	392,386	291,152
Inventories	1,088,136	678,955
Prepaid expenses and other current assets	147,913	184,483

Total current assets	2,114,372	6,905,972

PROPERTY AND EQUIPMENT, Net	21,489,175	22,380,934

OTHER ASSETS
Deferred financing costs	1,787,798	1,984,737
Security deposit	228,164	228,164

Total other assets	2,015,962	2,212,901

TOTAL ASSETS	$25,619,509	$31,499,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$778,085	$467,867
Accrued expenses	751,440	630,389
Customer deposits	-	78,000
Current portion of capital lease	11,602	11,110

Total current liabilities	1,541,127	1,187,366

OTHER LIABILITIES
Secured convertible note, net of deferred debt discount of $15,970,443 and $17,763,547, respectively	2,029,557	236,453
Deferred rent, less current portion	595,047	551,358
Capital lease, less current portion	17,120	23,047

Total other liabilities	2,641,724	810,858

TOTAL LIABILITIES	4,182,851	1,998,224

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000 shares authorized;
Series A Convertible Preferred Stock, 110 and 160 shares outstanding
($110,000 and $160,000 liquidation preference, respectively)	-	-
Series B Convertible Preferred Stock, 5,401 outstanding
($1,485,275 liquidation preference)	5	5
Common stock, $0.001 par value, 50,000,000 shares authorized;
5,996,463 and 5,762,360 shares issued and outstanding, respectively	5,996	5,762
Additional paid-in capital	65,850,967	64,941,445
Deferred lease costs, net	(652,474)	(739,471)
Accumulated deficit	(43,767,836)	(34,706,158)

TOTAL STOCKHOLDERS' EQUITY	21,436,658	29,501,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,619,509	$31,499,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Six Months Ended June 30, 2008 and 2007 (UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET REVENUE
Services	$527,536	$911,360	$1,165,871	$1,633,063
Products	125,647	14,624	249,648	92,602

TOTAL NET REVENUE	653,183	925,984	1,415,519	1,725,665

COST OF REVENUE
Cost of services	742,992	1,186,689	1,513,906	2,084,324
Cost of products	1,591,723	26,704	1,750,551	153,853

TOTAL COST OF REVENUE	2,334,715	1,213,393	3,264,457	2,238,177

GROSS LOSS	(1,681,532)	(287,409)	(1,848,938)	(512,512)

OPERATING EXPENSES
Selling, general and administrative (including stock-based compensation of $188,551 and $209,814 for the three months ended and $352,554 and $428,675 for the six months ended June 30, 2008 and 2007, respectively)	1,654,921	2,114,835	3,630,872	3,750,172
Research and development	400,339	345,365	658,465	749,189

TOTAL OPERATING EXPENSES	2,055,260	2,460,200	4,289,337	4,499,361

OPERATING LOSS	(3,736,792)	(2,747,609)	(6,138,275)	(5,011,873)

OTHER EXPENSE (INCOME)
Interest expense	449,431	243,991	898,922	731,134
Interest income	(8,388)	(37,145)	(44,014)	(91,385)
Amortization of deferred financing costs	101,196	76,457	202,392	152,935
Amortization of deferred debt discount	896,551	89,834	1,793,103	176,941
(Gain) loss on disposal of fixed assets, net	(2,000)	1,250	73,000	1,250

TOTAL OTHER EXPENSE	1,436,790	374,387	2,923,403	970,875

NET LOSS	(5,173,582)	(3,121,996)	(9,061,678)	(5,982,748)
DIVIDENDS ON SERIES B PREFERRED STOCK	7,426	-	14,853	-
DEEMED DIVIDEND ON SERIES B PREFERRED STOCK	158,267	-	316,534	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,339,275)	$(3,121,996)	$(9,393,065)	$(5,982,748)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.89)	$(0.67)	$(1.60)	$(1.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,993,846	4,686,156	5,878,103	4,627,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2008 (UNAUDITED)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Deferred Lease	Accumulated	Total Stockholders'

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Equity

Balance January 1, 2008	160	$-	5,401	$5	5,762,360	$5,762	$64,941,445	$(739,471)	$(34,706,158)	$29,501,583

Stock-based compensation	-	-	-	-	-	-	352,554	-	-	352,554

Deemed dividend on Series B Convertible Preferred Stock	-	-	-	-	-	-	316,534	-	-	316,534

Deemed dividend on Series B Convertible Preferred Stock	-	-	-	-	-	-	(316,534)	-	-	(316,534)

Dividends accrued on Series B Convertible Preferred Stock	-	-	-	-	-	-	(14,853)	-	-	(14,853)

Payment of interest on 10% Notes in stock	-	-	-	-	230,103	230	571,825	-	-	572,055

Conversion of Series A Preferred	(50)	-	-	-	4,000	4	(4)	-	-	-

Amortization of deferred lease costs	-	-	-	-	-	-	-	86,997	-	86,997

Net loss	-	-	-	-	-	-	-	-	(9,061,678)	(9,061,678)

Balance June 30, 2008	110	$-	5,401	$5	5,996,463	$5,996	$65,850,967	$(652,474)	$(43,767,836)	$21,436,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2008 and 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,061,678)	$(5,982,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,464	58,826
Loss on disposal of fixed assets	73,000	1,250
Deferred rent	43,689	157,557
Amortization of deferred financing costs	202,392	152,934
Amortization of deferred debt discount	1,793,103	176,941
Amortization of deferred expenses	-	(2,917)
Amortization of deferred lease costs	86,997	86,997
Stock option compensation	352,554	428,675
Changes in:
Accounts receivable	(101,234)	445,586
Inventories	(409,181)	(46,121)
Prepaid expenses and other current assets	36,570	53,589
Accounts payable	310,219	384,332
Accrued expenses	687,676	746,742
Customer deposits	(78,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(5,631,429)	(3,338,357)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(122,016)	(95,698)
Net proceeds from sale of property and equipment	508,311	178,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	386,295	82,302

CASH FLOWS FROM FINANCING ACTIVITIES
Release of restriction on restricted cash	-	432,698
Financing costs related to 10% secured convertible notes	(5,453)	-
Principal payments on capital leases	(5,435)	(4,983)
Dividends on Series B Preferred Stock	(9,423)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(20,311)	427,715

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,265,445)	(2,828,340)

CASH AND CASH EQUIVALENTS - Beginning	5,751,382	3,789,780

CASH AND CASH EQUIVALENTS - Ending	$485,937	$961,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,389	$-

Income taxes	$34,772	$10,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Issuance of common stock for interest on notes	$572,055	$1,105,456

Conversion of Series A Preferred Stock into common stock	$4	$-

Revaluation of warrants issued for contract costs	$-	$5,250

Dividends on Series B Preferred Stock	$5,430	$-

Deemed dividend on Series B Preferred Stock	$316,534	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

                On July 9, 2008, the Company effectuated a one-for-five reverse stock split of the Company’s common stock. As a result of the reverse stock split, every five shares of the Company’s common stock were exchanged for one share of common stock and any fractional shares created by the reverse stock split were rounded up to the nearest whole share. The reverse stock split affected all of the Company’s common stock, stock options and warrants as well as the conversion rates of the Company’s convertible debt and preferred stock outstanding immediately prior to the effective date of the reverse stock split. All shares of common stock, options, warrants, option and warrant exercise prices, convertible debt and preferred stock conversion rates and per share data included in these financial statements for all periods presented have been retroactively adjusted to reflect this one-for-five reverse stock split.

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

                The Florida manufacturing facility provides capabilities for producing prismatic and cylindrical cell battery products that may offer product revenue opportunities while the Company’s bipolar wafer cell technology is being developed and marketed. On May 5, 2008, the Company received Underwriters Laboratories Inc. (“UL”) certification for its 2.2 ampere hour model 18650AXA rechargeable lithium ion cylindrical cell under the UL Component Recognition Program certifying full compliance with UL Standard 1642, “Lithium Batteries.”

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Going Concern and Management’s Liquidity Plans
                As of June 30, 2008, the Company had cash and cash equivalents of $485,937. The Company incurred a loss from operations of $3,736,792 and $2,747,609 for the three months ended June 30, 2008 and 2007, respectively, and a loss from operations of $6,138,275 and $5,011,873 for the six months ended June 30, 2008. During the six months ended June 30, 2008 and 2007, the Company required $5,631,429 and $3,338,357, respectively, to fund its operating activities.

                The Company is engaged in the development of energy storage technology, products and related systems as well as the start up of high volume battery manufacturing operations in its Florida facility. The Company’s operating and capital requirements in connection with planned development, testing, production, sales and marketing activities will be significant. The Company is not currently generating sufficient revenues from operations to fund these activities and execute its business plan and is dependent on the receipt of funding from government development contracts and cash raised in equity and debt financings to continue the development, production, marketing and sales of its products. The Company anticipates that funding from government development contracts together with its cash and cash equivalents will not be sufficient to fund its operating activities for the balance of the year 2008. The Company needs an immediate infusion of operating capital in order to maintain operations. Therefore, the Company’s ability to continue operating in the near term as well as its ability to develop high volume manufacturing and execute its product sales and marketing plans will be dependent on the Company’s ability to raise cash through future equity and debt financings. No assurance can be given that the Company will be successful in developing high volume manufacturing and executing its product sales and marketing plans or in obtaining additional financing under terms acceptable to the Company or in amounts sufficient to fund its future operating activities. The funds that the Company does raise, if any, may not allow it to maintain its current and planned operations and such additional financing could result in the dilution of shareholders’ percentage interests in the Company. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives and therefore there is substantial doubt as to the Company’s ability to fund future operations and continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                On September 14, 2007, the Company received a letter from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that it was not in compliance with the requirements for continued listing under NASDAQ Marketplace Rule 4310(c)(4) because the bid price of its common stock for the last 30 consecutive business days had closed below $1.00 per share. Pursuant to NASDAQ Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until March 12, 2008, to regain compliance.

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

                The Company requested an appeal hearing before a NASDAQ Listings Qualifications Panel as set forth in the Letter. Such appeal hearing was held on April 24, 2008. On May 29, 2008, the NASDAQ Listing Qualifications Panel granted the Company’s request for continued listing on the NASDAQ Capital Market subject to, among other things, the Company evidencing compliance with the $1.00 minimum bid price requirement, as set forth in NASDAQ Marketplace Rule 4310(c)(4), for a period of at least ten consecutive trading days by July 24, 2008.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                On July 9, 2008, the Company effectuated a 1 for 5 reverse stock split whereby every five shares of the Company’s common stock was combined into one share in order to meet the requirements necessary to maintain the Company’s listing on the NASDAQ Capital Market. On July 25, 2008, NASDAQ issued a letter informing the Company that it had evidenced compliance with the NASDAQ Listing Qualifications Panel’s May 29, 2008 decision and, accordingly, the Company’s common stock would continue to be listed on the NASDAQ Capital Market.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation
                The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and its cash flows for the six months ended June 30, 2008 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007 contained in Form 10-KSB filed on April 15, 2008.

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

                The Company maintains its cash accounts at high quality financial institutions. The Company also has substantial cash balances which are invested in a money market account with a major international bank. These balances, at times, exceed federally insured limits. As of June 30, 2008 and December 31, 2007, the Company had cash balances in excess of federally insured limits of $347,503 and $5,917,138.

                Concentrations of credit risk with respect to accounts receivable are currently limited because the Company’s most significant customers are the United States Government or its agencies and contractors to the United States Government.

                As of June 30, 2008 and December 31, 2007, the Company had no other concentration of credit risk.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Allowances for Doubtful Accounts
                The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination. As of June 30, 2008, the Company had allowance for doubtful accounts of $86,360. As of December 31, 2007 there was no allowance for doubtful accounts.

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

Significant Customers
                The Company had two customers with sales of 10% or more of total sales in the six months ended June 30, 2008. Net sales to the Company’s two major customers, the US Government and Lockheed Martin, represented approximately 44% and 17%, respectively, of total net sales in the six months ended June 30, 2008. The Company had three customers with sales of 10% or more of total sales in the six months ended June 30, 2007. Net sales to the Company’s three major customers, the US Government, Sandia National Laboratories and In-Q-Tel, Inc., represented approximately 33%, 32%, and 12%, respectively, of total net sales in the six months ended June 30, 2007. Accounts receivable from significant customers amounted to $307,841 and $251,183 at June 30, 2008 and December 31, 2007, respectively.

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

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                Securities that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted loss per share consist of the following as of June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007

Series A preferred stock convertible into common stock	8,800	12,800
Series B preferred stock convertible into common stock	666,391	-
Warrants to purchase common stock	9,602,770	944,182
Options to purchase common stock	621,514	311,392
8.5% secured convertible note	-	578,948
10% secured convertible note	8,075,968	-

Total potential common shares	18,975,443	1,847,322

Recent Accounting Pronouncements

                In June 2008, the Emerging Issues Task Force of the FASB (the “EITF”) reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s consolidated financial position, results of operations and cash flows.

                In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”), APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted.  The Company currently is assessing the impact of FSP APB 14-1 on its consolidated financial position, results of operations and cash flows.

                In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants Statement of Auditing Standards No. 69, The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the impact of applying SFAS 162 but does not anticipate that the application of SFAS 162 will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the Company's consolidated financial position, results of operations and cash flows has not yet been determined.

                On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s condensed consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s condensed consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect the remaining aspects of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 3 – Inventories

                Inventories consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Raw materials	$436,020	$291,644
Work in progress	652,116	387,311

Total inventories	$1,088,136	$678,955

NOTE 4 – Property and Equipment

                Property and equipment consists of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007	Useful Lives

Equipment	$22,154,512	$22,639,365	3 to 10 years
Leasehold improvements	248,730	223,170	Lesser of lease term or estimated useful life of 3 to 6 years

	22,403,242	22,862,535
Less: accumulated depreciation and amortization	914,067	481,601

Property and equipment, net	$21,489,175	$22,380,934

                Included in equipment is $5,177 of construction in progress relating to high volume manufacturing of rechargeable battery cells, which has not been placed in service as of June 30, 2008 and therefore not depreciated during the six months then ended. As of December 31, 2007, property and equipment included construction in progress of $22,062,128, which had not been placed in service and not depreciated during the year then ended. Also included in property and equipment is equipment with a net book value of $45,192 at June 30, 2008 and $45,958 at December 31, 2007, held under a capital lease. During the three and six months ended June 30, 2008, the Company sold equipment totaling $232,522 and $508,311, respectively. These sales resulted in a gain of $2,000 for the three months ended June 30, 2008 and an overall loss of $73,000 for the six months ended June 30, 2008. During the three and six months ended June 30, 2007, the Company sold equipment totaling $178,000. These sales resulted in a loss of $1,250 for the three months and six months ended June 30, 2007

                Depreciation and amortization expense for the three months ended June 30, 2008 and 2007 was $402,233 and $29,796, respectively. Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $432,464 and $58,826, respectively.

NOTE 5 – Senior Secured Convertible Note

                Senior secured convertible note consists of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Face value	$18,000,000	$18,000,000
Remaining discount of fair value	(15,970,443)	(17,763,547)

Fair value of senior secured convertible note	$2,029,557	$236,453

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                On December 7, 2007, the Company issued the 10% Senior Secured Convertible Debenture due December 6, 2012 (the “10% Notes”) in the principal amount of $18,000,000 in exchange for the redemption of the outstanding principal amount of the 8.5% Senior Secured Convertible Notes due 2010 of $9,900,000 and cash of $8,100,000. The 10% Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest is payable quarterly on March 31, June 30, September 30 and December 31 in cash or, at the Company’s option, in common stock valued at the volume weighted average price of the Company’s common stock for the ten business day period prior to the interest payment date as described in the Debenture and Warrant Purchase Agreement. The 10% Notes are convertible into common stock commencing on the earlier of (i) twelve months after the issuance date of the 10% Notes or (ii) the date of effectiveness of the Company’s registration statement to be filed pursuant to the terms of that certain registration rights agreement dated December 7, 2007 between the Company and Quercus (the “10% Notes Registration Rights Agreement”). The initial conversion price of the 10% Notes is $2.75 per share (the “Initial Conversion Rate”). The Initial Conversion Rate is subject to change, and is a function of the market price per share of the Company’s common stock. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $1.25.

                The fair value of the 10% Note Warrants was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $4.75 per share, exercise price of $2.75, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The gross proceeds of the 10% convertible debt were allocated to the 10% Notes and the 10% Note Warrants. The fair value of the 10% Note Warrants of $5,897,680 resulted in a discount to the face value of 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis. As of June 30, 2008, the unamortized debt discount related to the fair value of the 10% Note Warrants was $5,232,698.

                In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the 10% Note and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $12,102,320, which resulted in a discount to the face value of the 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis. As of June 30, 2008, the unamortized debt discount related to the beneficial conversion feature of the 10% Note was $10,737,745.

                Interest expense on the 10% Notes amounted to $448,767 and $897,534 for the three and six months ended June 30, 2008, respectively. The Company issued 140,943 and 371,046 shares of common stock, for payment of interest expense during the three and six months ended June 30, 2008, respectively. The amortization of the deferred debt discount recorded in connection with the 10% Notes and 10% Note Warrants amounted to $896,551 and $1,793,103 for the three and six months ended June 30, 2008, respectively. The amortization of the deferred financing costs recorded in connection with the 10% Notes amounted to $101,196 and $202,392 for the three and six months ended June 30, 2008, respectively.

NOTE 6 – Commitments and Contingencies

Off Balance Sheet Arrangements
                At June 30, 2008 and December 31, 2007, a non-revocable standby letter of credit in the amount of $10,000 was outstanding as security for the Company’s electric utility account for its Alachua, Florida manufacturing facility.

Licensing Agreements
                The Company is party to a ten year, non-exclusive, worldwide technology license agreement for the use of certain technologies and processes involving the use and sale of nickel plaque and the manufacture and sale of vented NiCd and sealed NiCd batteries. Under the license agreement, the Company is obligated to pay a royalty to EaglePicher ranging from 0.5% to 3% of revenue as defined in the agreement. During the three and six months ended June 30, 2008 and 2007, the Company did not incur any liability for payments under this agreement.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                On June 11, 2007, the Company entered into an exclusive worldwide technology agreement with Enertek Corporation (“Enertek”) for the use of certain commercial truck anti-idling technologies. Under the terms of the agreement, as amended, the Company paid an initial License fee of $150,000 with additional payments of $25,000 per month for the exclusive right to acquire the business and assets of Enertek in the future. In addition, the Company is obligated to pay a royalty to Enertek ranging from 3% to 5% of revenue as defined in the agreement. The agreement is cancellable upon 30 days written notice. Effective June 1, 2008, the Company canceled that portion of the agreement relating to the exclusive right to acquire the business and assets of Enertek in the future. During the three and six months ended June 30, 2008, the Company incurred $50,000 and 125,000, respectively for licensing and exclusivity fees pursuant to this agreement. During the three and six months ended June 30, 2008, the Company did not incur any liability for royalty payments under this agreement.

                On July 31, 2007, the Company entered into a five year exclusive worldwide technology agreement for the use of certain smart battery system technologies with two five year renewal options. Under the terms of the agreement the Company is obligated to pay a licensing fee of $300,000, of which $100,000 was incurred on July 31, 2007 and the remainder of which is due in monthly installments of $10,000. In addition, the Company is obligated to pay a royalty to Falcon Systems Engineering Corporation (“Falcon”) of 3% of revenue as defined in the agreement. Effective June 1, 2008, the Company began to offset certain obligations it believes are required of Falcon under the agreement against the $10,000 monthly installments until Falcon’s obligations are satisfied. During the three and six months ended June 30, 2008, the Company incurred $20,000 and $50,000, respectively for licensing fees pursuant to this agreement. During the three and six months ended June 30, 2008, the Company did not incur any liability for royalty payments under this agreement.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                The Company is not aware of any other pending or threatened litigation related to the Company, the Company’s business or the Company’s officers and directors.

NOTE 7 – Stockholders’ Equity

Preferred Stock
                The Company has authorized 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2008, 110 shares of Series A Preferred Stock (the “Series A Preferred”) are outstanding. Each share of Series A Preferred is convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Series A Preferred Stock Certificate of Designation (the “Series A Certificate”), into 80 shares of the Company’s common stock and has a liquidation preference of $1,000 per share. The conversion rate and liquidation preference are subject to adjustment as specified in the Series A Certificate. Each share of Series A Preferred is entitled to votes equal to the number of shares of common stock it is convertible into at the time of the voting. During the six months ended June 30, 2008, 50 shares of Series A Preferred were converted into 4,000 share of the Company’s common stock.

                As of June 30, 2008, 5,401 shares of Series B Preferred Stock (the “Series B Preferred”) are outstanding. Each share of Series B Preferred is convertible after December 6, 2008 at the option of the holder into shares of common stock and has a liquidation preference of $275 per share. Each share of Series B Preferred shall initially be convertible into common stock at the Conversion Rate of 100 shares of common stock for each share of Series B Preferred, subject to adjustments. After the date of the first issuance of any shares of Series B Preferred, the conversion rate for each share of Series B Preferred shall equal the fraction whose numerator is the liquidation preference of such share of Series B Preferred and the denominator is the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $1.25. Holders of the Series B Preferred shall not be entitled to vote on any matters submitted to a vote of the shareholders holding any other class of stock of the Company.

                Each holder of the Series B Preferred shall be entitled to an annual cash dividend equal to 2% of the outstanding principal amount of the Series B Preferred held by such holder (subject to adjustment in the event that such Series B Preferred is held for less than one year) payable in cash on January 1, April 1, July 1 and October 1. No dividends or other distributions shall be declared or paid with respect to the common stock of the Company or stock of any other class or series of junior securities unless at the same time an equivalent dividend or distribution is declared or paid on all outstanding shares of the Series B Preferred. During the three and six months ended June 30, 2008, the Company accrued cash dividends of $7,426 and $14,853, respectively on account of the Series B Preferred. During the three and six months ended June 30, 2008, the Company paid cash dividends of $0 and $9,423 to the holders of the Series B Preferred.

                In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the Series B Preferred and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $636,546, which is being amortized monthly from the issuance date of the Series B Preferred Stock through December 7, 2008, the date of first possible conversion. For the three and six months ended June 30, 2008, the Company amortized $158,267 and $316,534 in deemed dividends relating to the beneficial conversion feature of the Series B Preferred. At June 30, 2008 and December 31, 2007, the unamortized balance of the deemed dividend was $278,272 and $594,805, respectively. As of June 30, 2008 and December 31, 2007, accrued dividends relating to the Series B Preferred were $7,410 and $1,980, respectively.

Common Stock
                The Company has authorized 50,000,000 shares of common stock, par value $0.001. During the three and six months ended June 30, 2008 and 2007, there were no exercises of any options or warrants.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                On March 2, 2007, the Company issued an aggregate of 153,154 shares of the Company’s common stock to the holders of the 8.5% Notes, representing the initial number of shares required to pay the interest and late registration penalties under the Notes.

                On April 1, 2008, the Company issued 230,103 shares of the Company’s common stock to pay the March 31, 2008 interest payment of $567,123 under the 10% Notes.

                On July 9, 2008, the Company effectuated a one-for-five reverse stock split of the Company’s common stock. As a result of the reverse stock split, every five shares of the Company’s common stock were exchanged for one share of common stock and any fractional shares created by the reverse stock split were rounded up to the nearest whole share. The reverse stock split affected all of the Company’s common stock, stock options and warrants as well as the conversion rates of the Company’s convertible debt and preferred stock outstanding immediately prior to the effective date of the reverse stock split. All shares of common stock, options, warrants, option and warrant exercise prices, convertible debt and preferred stock conversion rates and per share data included in these financial statements for all periods presented have been retroactively adjusted to reflect this one-for-five reverse stock split.

Employee Stock Options

                During the six months ended June 30, 2008, the Company issued an aggregate of 264,000 options to employees. The fair value of the options to employees ranged from $1.14 to $1.89 and were estimated as of the issue date using a lattice pricing model with the following assumptions: common stock based on a closing market price ranging from $2.80 to $3.60 per share, exercise price ranging from $2.80 to $3.60, zero dividends, expected volatility ranging from 64.05% to 101.98%, risk free interest rate ranging from 2.59% to 3.36% and expected life of 4 years.

                During the six months ended June 30, 2008, former employees forfeited 53,878 options.

                The Company recorded $177,052 and $201,991 of employee stock option compensation for the three months ended June 30, 2008 and 2007, respectively. The Company recorded $355,224 and $419,539 of employee stock option compensation for the six months ended June 30, 2008 and 2007, respectively. The remaining balance of unamortized employee stock compensation as of June 30, 2008 was $981,156 and will be fully amortized through May 2012.

                As of June 30, 2008, unexercised stock options to purchase an aggregate of 601,514 shares of common stock have been granted to employees and directors under the 1993 Plan and the 2005 Plan, at exercise prices ranging from $1.32 to $33.80 per share.

Non-employee Stock Options
                On March 22, 2007, the Company issued 10,000 performance-based options to non-employees. On March 5, 2008, the Company issued 2,000 performance-based options to non-employees.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                The Company recorded $5,499 and $7,823 of non-employee stock option compensation for the three months ended June 30, 2008 and 2007, respectively. The Company recorded ($2,670) and $9,136 of non-employee stock option compensation for the six months ended June 30, 2008 and 2007, respectively. The remaining balance of the non-employee stock compensation as of June 30, 2008 was $27,113 and will be amortized through March 2012.

                As of June 30, 2008, unexercised stock options to purchase an aggregate of 20,000 shares of common stock have been granted to consultants under the 2005 Plan, at exercise prices ranging from $3.20 to $7.60 per share.

Warrants
                As of June 30, 2008, warrants to purchase 9,602,770 shares of the Company’s common stock are outstanding with expiration dates ranging from July 16, 2008 through October 25, 2012 and exercise prices ranging from $2.75 to $45.30. The weighted average exercise price of the outstanding warrants is $5.10.

NOTE 8 – Related Parties

Consulting Services
                Certain stockholders and parties related to stockholders have provided consulting services to the Company for various technical and general and administrative services. Consulting fees incurred amounted to $45,740 and $71,415 for the three months ended June 30, 2008 and 2007, respectively, and $89,810 and $141,829 for the six months ended June 30, 2008 and 2007, respectively. There were no amounts due to these related parties as of June 30, 2008 and December 31, 2007.

NOTE 9 – Income Taxes

                The Company recognized a deferred tax asset of approximately $12,314,600 as of June 30, 2008, primarily relating to net operating loss carryforwards of approximately $30,252,000 available to offset future taxable income through 2028. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

                A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company then continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 10 – Subsequent Events

                On July 1, 2008, the Company issued 140,943 shares of the Company’s common stock to pay the June 30, 2008 interest payment of $448,767 under the 10% Notes.

                On July 9, 2008, the Company effectuated a one-for-five reverse stock split of the Company’s common stock. As a result of the reverse stock split, every five shares of the Company’s common stock were exchanged for one share of common stock and any fractional shares created by the reverse stock split were rounded up to the nearest whole share. The reverse stock split affected all of the Company’s common stock, stock options and warrants as well as the conversion rates of the Company’s convertible debt and preferred stock outstanding immediately prior to the effective date of the reverse stock split. All shares of common stock, options, warrants, option and warrant exercise prices, convertible debt and preferred stock conversion rates and per share data included in these financial statements for all periods presented have been retroactively adjusted to reflect this one-for-five reverse stock split.

                On July 23, 2008, the Company entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with the Quercus Trust (“Quercus”), an existing investor, whereby the Company issued a warrant to Quercus.

ELECTRO ENERGY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                Pursuant to the Warrant Purchase Agreement, in exchange for a cash payment of $750,000, the Company issued a warrant (the “Warrant”) to purchase 1,875,000 shares of the Company’s common stock with an exercise price of $2.75 per share. The term of the Warrant is three years from the date of issuance. The exercise price of the Warrant is adjustable in the event the Company issues common stock or securities that are convertible into common stock for less than $2.75 per share (the “Subsequent Lower Price”), in which case the exercise price of the Warrant shall be the Subsequent Lower Price; provided that, in no event shall the exercise price be less than $1.25 per share.

                Pursuant to the Warrant Purchase Agreement, Quercus has the option, which shall expire on September 1, 2008, to purchase for $250,000 an additional warrant for the purchase of 635,000 shares of common stock and which otherwise contains the same terms as the Warrant.

                The Warrant Purchase Agreement contains a prohibition from exercising the Warrant into common stock to the extent that the aggregate number of shares issuable upon such exercise, together with any related issuance of common stock, exceeds 19.9% of the total number of shares of common stock outstanding, until the Company’s stockholders have approved the transactions described herein.

                Pursuant to the Registration Rights Agreement, the Company has agreed to prepare and file with the SEC, a Registration Statement registering for resale that number of shares of common stock that is no less than the number of shares of common stock that are issuable pursuant to the Warrant upon the exercise thereof at its initial exercise price, subject to reduction in order to comply with Rule 415 and any other requirements of the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

                On July 9, 2008, we completed a one-for-five reverse stock split of our common stock. As a result of the reverse stock split, every five shares of our common stock were exchanged for one share of common stock and any fractional shares created by the reverse stock split were rounded up to the nearest whole share. The reverse stock split affected all of our common stock, stock options and warrants as well as the conversion rates of our convertible debt and preferred stock outstanding immediately prior to the effective date of the reverse stock split. All shares of common stock, options, warrants, option and warrant exercise prices, convertible debt and preferred stock conversion rates and per share data included in these financial statements for all periods presented have been retroactively adjusted to reflect this one-for-five reverse stock split.

Net Revenue

                Consolidated net revenue for the three months ended June 30, 2008 was $653,183 compared with $925,984 for the same period of 2007, a decrease of $272,801, or 29%.

                Net revenue from services for the three months ended June 30, 2008 was $527,536 compared with $911,360 for the same period of 2007, a decrease of $383,824 or 42%. The decrease was a result of lower revenue from several completed contracts partially offset by new research and development contract awards from the Department of Defense and Department of Energy for battery development for military applications, high and low temperature and thermal battery development and from Lockheed Martin for lithium ion wafer cell battery development for the High Altitude Air Ship. In June2008, the Company was informed by the Defense Logistics Agency (“DLA”) that the previously announced $5 million contract award to manufacture nickel cadmium batteries and cells and associated heater blanket assemblies for the U.S. Army Kiowa Helicopter was being canceled. The Company is pursuing discussions with the appropriate Department of Defense personnel to assess the future battery requirements for the Kiowa Helicopter program. The service contract backlog as of June 30, 2008 was $2,087,438.

                Net revenue from products for the three months ended June 30, 2008 was $125,647 compared with $14,624 for the same period of 2007, an increase of $111,023 or 759%, primarily as a result of sales of general aircraft products. The product order backlog was $83,424 as of June 30, 2008.

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

Gross Profit (Loss)

                Consolidated gross loss for the three months ended June 30, 2008 was $1,681,532, or 257% of total net revenue, compared with $287,409, or 31% of net revenue in 2007. The gross loss was primarily a result of the lack of absorption of overhead costs.

                Gross loss from services in the three months ended June 30, 2008 was $215,456, or 41% of net service revenue, compared with $275,329, or 30% of net service revenue in 2007. The gross loss from services relates to the Company’s research and development contracts with the U.S. government and its agencies and was primarily due to lack of absorption of overhead costs.

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

                Gross loss from products for the three months ended June 30, 2008 was $1,466,076, or 1167% of net product revenue, compared with $12,080, or 83% of net product revenue in 2007. In May 2008, the Company received Underwriters Laboratory certification for its 2.2 ampere hour 18650 rechargeable cylindrical lithium ion battery cell. On May 1, 2008, the Company placed the machinery and equipment at its Florida manufacturing facility previously classified as construction in progress into service and began to depreciate these assets. In addition, on May 1, 2008, the Company began to classify the costs related to the Florida facility as cost of product revenue. Prior to May 1, 2008, these costs represented start-up costs and were classified as selling, general and administrative costs. The gross loss from products is primarily the result of the lack of absorption of overhead costs. We expect this lack of absorption of overhead costs to continue until we obtain orders sufficient to achieve high volume manufacturing.

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

Selling, General and Administrative Expenses

                Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008 were $1,654,921, or 253% of total net revenue, compared with $2,114,835 or 228% of total net revenue in 2007, a decrease of $459,914 or 22%. The decrease in SG&A was a result of the classification of $786,144 of costs associated with the Florida manufacturing facility as cost of product revenue beginning May 1, 2008, upon its being placed in service, partially offset by $281,954 higher legal, accounting and other professional fees and $86,360 of bad debt expense.

Research and Development Expenses

                Research and development (“R&D”) expenses for the three months ended June 30, 2008 were $400,339, or 61% of total net revenue, compared with $345,365, or 37% of total net revenue in 2007, an increase of $54,974, or 16%. The nature of the R&D expenses relates to experimentation and product development for bipolar wafer cell batteries for hybrid electric vehicle (“HEV”), plug-in hybrid electric vehicle (“PHEV”), truck anti-idling auxiliary power and other applications for the transportation market and for bipolar lithium ion batteries for advanced military applications.

Other (Income) Expense

                Interest expense for the three months ended June 30, 2008 was $449,431 compared with $243,991 in 2007, an increase of $205,440 or 84%. The increase in interest expense reflects the increase in the amount of outstanding senior secured convertible notes at a higher coupon rate. Interest income was $8,388 and $37,145 for the three months ended June 30, 2008 and 2007, respectively, reflecting lower average cash balances in 2008. Amortization of deferred debt discount was $896,551 for the three months ended June 30, 2008 compared with $89,834 in the second quarter of 2007 as a result of the higher deferred debt discount associated with the 10% Notes. Amortization of deferred financing costs was $101,196 for the three months ended June 30, 2008 compared with $76,457 in 2007 reflecting higher financing costs associated with the 10% Notes. For the three months ended June 30, 2008, the gain on disposal of fixed assets totaled $2,000 compared to a loss on disposal of fixed assets of $1,250 for the three months ended June 30, 2008.

Net Loss

                For the three months ended June 30, 2008, the net loss was $5,173,582, or $0.86 per basic and diluted share, compared with $3,121,996, or $0.67 per basic and diluted share in 2007. During the three months ended June 30, 2008, the Company recorded dividends of $165,693 on the Series B Convertible Preferred Stock, consisting of $158,267 for deemed dividends relating to the amortization of the beneficial conversion feature and $7,426 relating to the 2% cash dividend. The net loss attributable to common stockholders for the three months ended June 30, 2008 was $5,339,275 or $0.89 per basic and diluted share compared with $3,121,996 or $0.67 per share in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenue

                Consolidated net revenue for the six months ended June 30, 2008 was $1,415,519 compared with $1,725,665 for the same period of 2007, a decrease of $310,146, or 18%.

                Net revenue from services for the six months ended June 30, 2008 was $1,165,871 compared with $1,633,063 for the same period of 2007, a decrease of $467,192 or 29%. The decrease was a result of lower revenue from several completed contracts partially offset by new research and development contract awards from the Department of Defense and Department of Energy for battery development for military applications, high and low temperature and thermal battery development and from Lockheed Martin for lithium ion wafer cell battery development for the High Altitude Air Ship. The service contract backlog as of June 30, 2008 was $2,087,438.

                Net revenue from products for the six months ended June 30, 2008 was $249,648 compared with $92,602 for the same period of 2007, an increase of $157,046 or 170%, as a result of sales of general aircraft and smart battery products. The product order backlog was $83,424 as of June 30, 2008.

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

Gross Profit (Loss)

                Consolidated gross loss for the six months ended June 30, 2008 was $1,848,938, or 131% of total net revenue, compared with $512,512, or 30% of net revenue in 2007. The gross loss was primarily a result of the lack of absorption of overhead costs.

                Gross loss from services in the six months ended June 30, 2008 was $348,035, or 30% of net service revenue, compared with $451,261, or 28% of net service revenue in 2007. The gross loss from services relates to the Company’s research and development contracts with the U.S. government and its agencies and was primarily due to lack of absorption of overhead costs.

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

                Gross loss from products for the six months ended June 30, 2008 was $1,500,903, or 601% of net product revenue, compared with $61,251, or 66% of net product revenue in 2007. In May 2008, the Company received Underwriters Laboratory certification for its 2.2 ampere hour 18650 rechargeable cylindrical lithium ion battery cell. On May 1, 2008, the Company placed the machinery and equipment at its Florida manufacturing facility previously classified as construction in progress into service and began to depreciate these assets. In addition, on May 1, 2008, the Company began to classify the costs related to the Florida facility as cost of product revenue. Prior to May 1, 2008, these costs represented start-up costs and were classified as selling, general and administrative costs. The gross loss from products is primarily the result of the lack of absorption of overhead costs. We expect this lack of absorption of overhead costs to continue until we obtain orders sufficient to achieve high volume manufacturing

                The components of costs of revenues for products include direct materials, direct labor, and an operating overhead allocation based upon direct labor usage. An operating overhead cost pool is estimated to support the forecasted manufacturing activities in advance of the year. The overhead is assigned as product is produced based upon direct labor usage using an absorption method. Any unabsorbed overhead is expensed in the period incurred.

Selling, General and Administrative Expenses

                Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2008 were $3,630,872, or 257% of total net revenue, compared with $3,750,172 or 217% of total net revenue in 2007, a decrease of $119,300 or 3%. The decrease in SG&A was a result of the classification of $786,144 of costs associated with the Florida manufacturing facility as cost of product revenue beginning May 1, 2008, upon its being placed in service, partially offset by $267,077 higher licensing fees and related expenses for truck anti-idling auxiliary power unit and certain smart battery system technologies, $135,172 higher accounting and legal fees, $86,370 of bad debt expense and $50 higher salaries and wages.

Research and Development Expenses

                Research and development (“R&D”) expenses for the six months ended June 30, 2008 were $658,465, or 47% of total net revenue, compared with $749,189, or 43% of total net revenue in 2007, a decrease of $90,724, or 12%. The decrease in R&D expenses is the result of lower costs for advanced wafer cell battery development with a venture capital firm under a stock purchase agreement completed in 2007 and lower costs related for the conversion of a Toyota Prius from a HEV configuration to a PHEV configuration partially offset by higher truck anti-idling auxiliary power unit development. The nature of the R&D expenses relates to experimentation and product development for bipolar wafer cell batteries for hybrid electric vehicle (“HEV”), plug-in hybrid electric vehicle (“PHEV”), truck anti-idling auxiliary power and other applications for the transportation market and for bipolar lithium ion batteries for advanced military applications.

Other (Income) Expense

                Interest expense for the six months ended June 30, 2008 was $898,922 compared with $731,134 in 2007, an increase of $167,788 or 23%. The increase in interest expense reflects an increase in the amount of outstanding senior secured convertible notes at a higher coupon rate partially offset by additional 2007 interest expense of $110,000 for late registration penalties and $141,000 for the payment of interest in shares of common stock related to the 8.5% Senior Secured Convertible Notes redeemed on December 7, 2007. Interest income was $44,014 and $91,385 for the six months ended June 30, 2008 and 2007, respectively. Amortization of deferred debt discount was $1,793,103 for the six months ended June 30, 2008 compared with $176,941 in 2007 as a result of the higher deferred debt discount associated with the 10% Notes. Amortization of deferred financing costs was $202,392 for the six months ended June 30, 2008 compared with $152,935 in 2007 reflecting higher financing costs associated with the 10% Notes. For the six months ended June 30, 2008, a loss on disposal of fixed assets totaled $73,000 compared to a loss on disposal of fixed assets of $1,250 for the six months ended June 30, 2008.

Net Loss

                For the six months ended June 30, 2008, the net loss was $9,061,678, or $1.54 per basic and diluted share, compared with $5,982,748, or $1.29 per basic and diluted share in 2007. During the six months ended June 30, 2008, the Company recorded dividends of $331,387 on the Series B Convertible Preferred Stock, consisting of $316,534 for deemed dividends relating to the amortization of the beneficial conversion feature and $7,426 relating to the 2% cash dividend.. The net loss attributable to common stockholders for the six months ended June 30, 2008 was $9,393,065 or $1.60 per basic and diluted share compared with $5,982,748 or $1.29 per share in 2007.

Related Parties

                The Company has agreements with certain related parties who provide consulting services to the Company. Related party services of an administrative nature were included in selling, general and administrative-related parties as an operating expense in the amount of $45,740 and $71,415 for the three months ended March 31, 2008 and 2007, respectively, and $89,810 and $141,828 for the six months ended June 30, 2008. The Company has an agreement with the owner of E.F.S. Management Systems, a shareholder of the Company’s common stock, to provide accounting services. The Company has agreements with Robert Hamlen, William Wylam and Martin Klein, shareholders of the Company’s common stock, to provide consulting services.

Financial Condition

Liquidity and Capital Resources

                As of June 30, 2008, the Company had cash and cash equivalents of $485,937. The Company incurred a loss from operations of $3,736,792 and $2,747,609 for the three months ended June 30, 2008 and 2007, respectively, and a loss from operations of $6,138,275 and $5,011,873 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company required $5,631,429 and $3,338,357, respectively, to fund its operating activities.

                The Company is engaged in the development of energy storage technology, products and related systems as well as the start up of high volume battery manufacturing operations in its Florida facility. The Company’s operating and capital requirements in connection with planned development, testing, production, sales and marketing activities will be significant. The amount of capital needed is directly related to the Company’s success in implementing its business plan and achieving high volume product sales. The Company is not currently generating sufficient revenues from operations to fund these activities and execute its business plan and is dependent on the receipt of funding from government development contracts and cash raised in equity and debt financings to continue the development, production, marketing and sales of its products. The Company anticipates that funding from government development contracts together with its cash and cash equivalents will not be sufficient to fund its operating activities for the balance of the year 2008. The Company needs an immediate infusion of operating capital in order to maintain operations. Therefore, the Company’s ability to continue operating in the near term as well as its ability to develop high volume manufacturing and execute its product sales and marketing plans will be dependent on the Company’s ability to raise cash through future equity and debt financings. No assurance can be given that the Company will be successful in developing high volume manufacturing and executing its product sales and marketing plans or in obtaining additional financing under terms acceptable to the Company or in amounts sufficient to fund its future operating activities. The funds that the Company does raise, if any, may not allow it to maintain its current and planned operations and such additional financing could result in the dilution of shareholders’ percentage interests in the Company. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its development of existing or future business initiatives and therefore there is substantial doubt as to the Company’s ability to fund future operations and continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

                On July 23, 2008, the Company entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with the Quercus Trust (“Quercus”), an existing investor, whereby the Company issued a warrant to Quercus.

                Pursuant to the Warrant Purchase Agreement, in exchange for a cash payment of $750,000, the Company issued a warrant (the “Warrant”) to purchase 1,875,000 shares of the Company’s common stock with an exercise price of $2.75 per share. The term of the Warrant is three years from the date of issuance. The exercise price of the Warrant is adjustable in the event the Company issues common stock or securities that are convertible into common stock for less than $2.75 per share (the “Subsequent Lower Price”), in which case the exercise price of the Warrant shall be the Subsequent Lower Price; provided that, in no event shall the exercise price be less than $1.25 per share.

                Pursuant to the Warrant Purchase Agreement, Quercus has the option, which shall expire on September 1, 2008, to purchase for $250,000 an additional warrant for the purchase of 635,000 shares of common stock and which otherwise contains the same terms as the Warrant.

                The Warrant Purchase Agreement contains a prohibition from exercising the Warrant into common stock to the extent that the aggregate number of shares issuable upon such exercise, together with any related issuance of common stock, exceeds 19.9% of the total number of shares of common stock outstanding, until the Company’s stockholders have approved the transactions described herein.

                Pursuant to the Registration Rights Agreement, the Company has agreed to prepare and file with the SEC, a Registration Statement registering for resale that number of shares of common stock that is no less than the number of shares of common stock that are issuable pursuant to the Warrant upon the exercise thereof at its initial exercise price, subject to reduction in order to comply with Rule 415 and any other requirements of the Securities and Exchange Commission.

                On May 5, 2008, we received Underwriters Laboratories Inc. (“UL”) certification for our 2.2 ampere hour model 18650AXA rechargeable lithium ion cylindrical cell under the UL Component Recognition Program certifying full compliance with UL Standard 1642, “Lithium Batteries.” The UL certification is universally recognized by product manufacturers and consumers and readily accepted by international certification bodies. This will help us to establish market acceptance of our products to meet the growing worldwide demand for 18650 cells and implement our high volume manufacturing and product sales and marketing plans.

                The Company’s working capital, current ratio and long-term debt to equity ratio are as follows:

June 30, 2008		December 31, 2007
Working capital	$ 573,245	$ 5,718,606
Current ratio	1.37	5.82
Long-term debt to equity ratio	12.32	2.75

8.5% Secured Convertible Debentures
                On March 31, 2006, the Company entered into a Note and Warrant Purchase Agreement (the “8.5% Note and Warrant Purchase Agreement”) with seven institutional accredited investors (the “8.5% Note Holders”) and, on April 5, 2006, the Company issued and sold to the 8.5% Note Holders $11,000,000 in aggregate principal amount of 8.5% Senior Secured Convertible Notes due 2010 (the “8.5% Notes”) and issued warrants to purchase 115,790 shares of common stock (the “8.5% Note Warrants”) that are exercisable until March 31, 2010 at an exercise price of $19.00 per share. Holders of the 8.5% Notes had put rights on August 1, 2007, April 1, 2008, December 1, 2008, and August 3, 2009 for the greater of 10% of the aggregate initial principal amount, or $1,000,000. A portion of the proceeds from the issuance of the 8.5% Notes was placed in escrow to pay the first two years of interest, as well as payment for the 8.5% Note Holders’ first put right. The interest and put right were payable in cash or, at the Company’s option, in advance in common stock at a 10% discount to the market value as described in the 8.5% Note and Warrant Purchase Agreement. Upon payment of the interest or put right in stock, an amount equal to the interest payment or put payment was released from escrow and became available for general corporate use.

                In connection with the 8.5% Note and Warrant Purchase Agreement, the Company entered into a Registration Rights Agreement (the “8.5% Note Registration Rights Agreement”), dated as of March 31, 2006, by and among the Company and the 8.5% Notes Holders. The 8.5% Note Registration Rights Agreement required the Company to file a shelf registration statement (the “8.5% Note Shelf Registration Statement”) with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) to be declared effective by the SEC no later than 180 days after the date of the 8.5% Note Registration Rights Agreement. Failure to do so would trigger interest penalties. The Company incurred interest penalties of $0 and $110,000 for the three and six months ended June 30, 2007 on account of late effectiveness.

                The Company elected to pay the semi-annual interest and late registration penalties due on March 31, 2007 related to the 8.5% Notes in shares of the Company’s common stock at the Interest Conversion Rate as described in the 8.5% Note and Warrant Purchase Agreement. According to the 8.5% Note and Warrant Purchase Agreement, 20 trading days prior to the interest payment due date, the Company is obligated to initially issue a number of shares of the Company’s common stock to the note holders to be applied against the amount due as interest and late registration penalties based upon the average of the five lowest volume weighted average prices for the 20 trading days prior to the interest payment due date. If the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date is less than the average of the five lowest volume weighted average prices for the 20 trading days ending on the 27th trading day prior to the interest payment due date, the Company is obligated to issue an additional number of shares based upon the average of the five lowest volume weighted average prices for the 20 trading days ending on the trading day immediately prior to the interest payment due date. Accordingly, on March 2, 2007 and April 9, 2007, the Company, pursuant to the 8.5% Note and Warrant Purchase Agreement, delivered an aggregate of 153,154 and 18,175 shares of the Company’s common stock, respectively, to the 8.5% Note Holders’ accounts with The Depository Trust Company, representing the initial number of shares required to pay the March 31, 2007 interest payment and late registration penalties under the 8.5% Notes. During the three and six months ended June 30, 2007, $0 and $448,579, respectively was released from escrow as a result of the payment of the March 31, 2007 interest payments under the 8.5% Notes in shares of the Company’s common stock.

                Interest expense on the 8.5% Notes amounted to $242,334 and $727,663 for the three and six months ended June 30, 2007, respectively. The amortization of the deferred debt discount recorded in connection with the 8.5% Notes and 8.5% Note Warrants amounted to $89,834 and $176,941 for the three and six months ended June 30, 2007, respectively. The amortization of the deferred financing costs recorded in connection with the 8.5% Notes amounted to $76,457 and $152,935 for the three and six months ended June 30, 2007.

                On December 7, 2007, the Company redeemed the remaining $9,900,000 principal value of the 8.5% Notes in connection with the issuance of the 10% Secured Convertible Debenture as described below.

10% Secured Convertible Debentures
                On December 7, 2007, the Company issued the 10% Senior Secured Convertible Debenture due December 6, 2012 (the “10% Notes”) in the principal amount of $18,000,000 in exchange for the redemption of the outstanding principal amount of the 8.5% Notes of $9,900,000 and $8,100,000 cash. The 10% Notes are senior secured debt with all assets of the Company, except inventory and accounts receivable, pledged as security. Interest is payable quarterly on March 31, June 30, September 30 and December 31 in cash or, at the Company’s option, in common stock valued at the volume weighted average price of the Company’s common stock for the ten business day period prior to the interest payment date as described in the Debenture and Warrant Purchase Agreement. The 10% Notes are convertible into common stock commencing on the earlier of (i) twelve months after the issuance date of the 10% Notes or (ii) the date of effectiveness of the Company’s registration statement to be filed pursuant to the terms of that certain registration rights agreement dated December 7, 2007 between the Company and Quercus (the “10% Notes Registration Rights Agreement”). The initial conversion price of the 10% Notes is $2.75 per share (the “Initial Conversion Rate”). The Initial Conversion Rate is subject to change, and is a function of the market price per share of the Company’s common stock. The conversion price of the 10% Notes is specified as the greater of (A) 70% of the volume weighted average price of the Company’s common stock for the ten business day period prior to the conversion date, or (B) $1.25.

                The fair value of the 10% Note Warrants was estimated as of the issue date using a lattice pricing model, with the following assumptions: common stock based on a closing market price of $4.75 per share, exercise price of $2.75, zero dividends, expected volatility of 71.73%, risk free interest rate of 3.15% and contractual life of three years. The gross proceeds of the 10% convertible debt were allocated to the 10% Notes and the 10% Note Warrants. The fair value of the 10% Note Warrants of $5,897,680 resulted in a discount to the face value of 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis. As of June 30, 2008, the unamortized debt discount related to the fair value of the 10% Note Warrants was $5,232,698.

                In accordance with EITF 98-5 and 00-27, the Company has evaluated the conversion feature embedded in the 10% Note and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the commitment date. The Company determined the value of the beneficial conversion feature to be $12,102,320, which resulted in a discount to the face value of the 10% Notes that has been recorded as additional paid in capital and is being amortized over the term of the 10% Notes as additional interest expense on a straight line basis. As of June 30, 2008, the unamortized debt discount related to the beneficial conversion feature of the 10% Note was $10,737,745.

                Interest expense on the 10% Notes amounted to $448,767 and $897,534 for the three and six months ended June 30, 2008, respectively. The Company issued 140,943 and 371,046 shares of common stock, for payment of interest expense during the three and six months ended June 30, 2008, respectively. The amortization of the deferred debt discount recorded in connection with the 10% Notes and 10% Note Warrants amounted to $896,551 and $1,793,103 for the three and six months ended June 30, 2008, respectively. The amortization of the deferred financing costs recorded in connection with the 10% Notes amounted to $101,196 and $202,392 for the three and six months ended June 30, 2008, respectively.

                No warrants were exercised during the six months ended June 30, 2008 and 2007. As of June 30, 2008, warrants to purchase 9,602,770 shares of common stock are outstanding with expiration dates ranging from July 16, 2008 through October 25, 2012 and exercise prices ranging from $2.75 to $45.30. The weighted average exercise price of the outstanding warrants is $5.10. The maximum potential future proceeds from the exercise of warrants in-the-money as of June 30, 2008 is $23,160,028.

                No stock options were exercised during the six months ended June 30, 2008 and 2007. As of June 30, 2008, options to purchase 621, 514 shares of common stock are outstanding with expiration dates ranging from February 27, 2010 through March 4, 2018 and exercise prices ranging from $1.32 to $33.80. The weighted average exercise price of the outstanding options is $1.49. The maximum potential future proceeds from the exercise of the options vested and in-the-money as of June 30, 2008 is $6,708.

                The Company invested $122,016 and $95,698 in equipment during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, the Company received proceeds of $581,311 from the sale of fixed assets and incurred costs of $73,000 to dispose of scrapped assets. Current and prior year equipment additions relate primarily to the construction in progress for production equipment for the development of its nickel metal hydride and lithium-ion product lines.

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

Changes in Internal Controls

                During the second quarter of the year ended December 31, 2008, the Company hired an Assistant Controller to expand its accounting staff and augment its internal controls procedures. Other than the addition of the Assistant Controller to the company’s accounting staff, there were no significant changes in our disclosure controls and procedures during the second quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

                None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

Item 5. OTHER INFORMATION.

                None.

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization among MCG Diversified, Inc., EEI Acquisition Corp. and Electro Energy, Inc., dated May 7, 2004. (1)
2.2	Asset Purchase Agreement, dated as of March 31, 2006, among Electro Energy Inc., EEI Acquisition Co., LLC and Lithium Nickel Asset Holding Company I, Inc. (2)
3.1	Articles of Incorporation of MCG Diversified, Inc. (3)
3.2	Amended and Restated Articles of Incorporation of MCG Diversified, Inc. (3)
3.3	Bylaws of MCG Diversified, Inc. (1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. (4)
3.5	Articles of Amendment Designating Series A Convertible Preferred Stock of MCG Diversified, Inc. (1)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of MCG Diversified, Inc. changing the name of the company to Electro Energy, Inc. (1)
3.7	Articles of Amendment Designating Series B Convertible Preferred Stock (7)
4.1	Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Electro Energy Inc. and each of the purchasers whose name appears on the signature pages thereto. (2)
4.2	Form of 8.5% Senior Secured Convertible Note due 2010 by Electro Energy Inc. for each purchaser. (2)
4.3	Form of Warrant to Purchase Common Stock by Electro Energy Inc. for each purchaser. (2)
4.4	Registration Rights Agreement, dated as of March 31, 2006, between Electro Energy Inc. and the persons and entities listed on Exhibit A attached thereto. (2)
4.5	Security Agreement, dated as of March 31, 2006, among Electro Energy Inc. and its Subsidiaries in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.6	Guaranty Agreement, dated as of March 31, 2006, among the Subsidiaries of Electro Energy Inc. in favor of Context Capital Management, LLC, as collateral agent for the ratable benefit of the investors under the Note and Warrant Purchase Agreement. (2)
4.7	Escrow Deposit Agreement, dated as of March 30, 2006, among Electro Energy Inc., each of the purchasers of the notes listed on Schedule I attached thereto, and Signature Bank, as escrow agent. (2)
10.1	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the lithium-ion building and improvements. (2)
10.2	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the sintering building and improvements. (2)
10.3	Lease, dated as of April 5, 2006, between Lithium Nickel Asset Holding Company I, Inc. and EEI Acquisition Co., LLC for the bulk chemical, water treatment and storage facility building and improvements. (2)
10.4	Employment Agreement, dated September 14, 2007, between the Company and Timothy E. Coyne. (5)
10.5	Employment Agreement, dated September 14, 2007, between the Company and Michael E. Reed. (5)
10.6	Common Stock and Warrant Purchase Agreement dated October 25, 2007 by and among the Registrant and KIT Financial, Inc. (6)
10.7	Note Sale and Preferred Stock and Warrant Purchase Agreement (7)
10.8	Debenture and Warrant Purchase Agreement (7)
21.1	Subsidiaries of the Company. (8)
31.1	Section 302 Certification of Chief Executive Officer. (9)
31.2	Section 302 Certification of Chief Financial Officer. (9)
32.1	Section 906 Certification of Chief Executive Officer. (9)
32.2	Section 906 Certification of Chief Financial Officer. (9)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 17, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the annual period ended December 31, 2006.
(9)	Filed herewith.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO ENERGY INC.

	By:	/s/ Michael E. Reed

Name: Michael E. Reed
Date: August 14, 2008		Title: Chief Executive Officer